Form 10QSB
period 1996-06-30
HARBOR FEDERAL BANCORP INC
filed 1996-08-08
CIK 919553

                                  FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



Mark One

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the transition period from                  to                .
                                ---------------    ---------------

Commission File Number:  0-24194
                         -------



                        HARBOR FEDERAL BANCORP INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        MARYLAND                  52-1860591
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
 or organization)                                         Identification No.)


705 York Road, Baltimore, Maryland                21204-2562
- ---------------------------------------------   -------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code :  (401) 321-7041
                                                       -------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.     Yes   X    No
                                                       ---      ---

    As of June 30, 1996, 1,754,420 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

           Transitional small business disclosure format  (check one):
           YES       NO  X
               ---      ---

                          HARBOR FEDERAL BANCORP, INC.
                          ----------------------------

                              Baltimore, Maryland
                              -------------------


                                     INDEX
                                     -----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements
                    --------------------

                    Consolidated Statements of Financial Condition
                    -- As of June 30, 1996 (Unaudited) and March 31, 1996

                    Consolidated Statements of Operations -- (Unaudited)
                     for the three month period ended June 30, 1996 and 1995

                    Consolidated Statements of Cash Flows -- (Unaudited)
                     for the three months ended June 30, 1996 and 1995

                    Notes to (Unaudited) Consolidated Financial Statements

           Item 2.  Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                     Condition and Results of Operations
                     -----------------------------------

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings
                    -----------------

           Item 2.  Changes in Securities
                    ---------------------

           Item 3.  Defaults Upon Senior Securities
                    -------------------------------

           Item 4.  Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

           Item 5.  Other Information
                    -----------------

           Item 6.  Exhibits and Reports on Form 8-K
                    --------------------------------

                       PART I.    FINANCIAL INFORMATION

                         HARBOR FEDERAL BANCORP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                                             June 30,      March 31.
                                          -------------  ------------
   Assets                                     1996           1996
   ------                                     ----           ----
                                           (Unaudited)
Cash:
   On hand and due from banks             $  1,581,278     1,814,498
   Interest-bearing deposits                      ----       992,754
Short-term investments                            ----     3,441,969
Investment securities, fair value
   of $49,136,063 and $48,286,914,
   respectively                             49,828,272    48,738,919
Mortgage-backed securities, fair value
   of $17,934,621 and $18,122,990
   respectively                             17,869,605    17,937,421
Loans receivable, net                      124,483,937   116,891,985
Investment in Federal Home Loan Bank
   stock, at cost                            1,269,600     1,269,600
Investment in real estate, net                  51,523        43,848
Investment in and advances to
   affiliated corporation                    2,825,000     2,825,000
Property and equipment, net                  2,017,850     1,978,542
Prepaid expenses and other assets              737,302       621,663
Federal and state income taxes
   receivable                                  365,825       205,564
                                          ------------   -----------
      Total assets                        $201,030,192   196,761,763
                                          ============   ===========

   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
   Savings accounts                       $161,258,580   161,643,312
   Borrowed funds                            8,500,000     4,500,000
   Advance payments by borrowers for
      taxes, insurance and ground
      rents                                  2,573,328     1,929,535
   Accrued expenses and other
      liabilities                              915,754       799,822
                                          ------------   -----------
      Total liabilities                    173,247,662   168,872,669
                                          ------------   -----------

Stockholders' Equity:
   Preferred stock $0.01 par value;
      authorized 5,000,000 shares;
      none issued and outstanding              -------        ------
   Common stock $0.01 par value;
      authorized 20,000,000 shares;
      1,754,420 and 1,754,420
      shares issued                             17,544        17,544
   Additional paid-in capital               13,366,504    13,316,038
   Contra equity - ESOP                     (1,363,250)   (1,363,250)
   Retained income, substantially
      restricted                            16,185,712    16,041,999
   Net unrealized holding loss on
      securities available for sale           (423,980)     (123,237)
                                           ------------   -----------
      Total stockholders' equity            27,782,530    27,889,094
                                          ------------   -----------
      Total liabilities and
             stockholders' equity         $201,030,192   196,761,763
                                          ============   ===========

See accompanying notes to consolidated financial statements.

                          HARBOR FEDERAL BANCORP, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                               ---------------------------
                                                   1996           1995
                                                   ----           ----
Interest income:
   Loans receivable                              $2,337,434      2,040,828
   Mortgage-backed securities                       323,133        251,720
   Investment securities                            854,074        466,054
   Interest-earning deposits and other
      short-term investments                         77,075         79,051
                                                 ----------      ---------
      Total interest income                       3,591,716      2,837,653
                                                 ----------      ---------

Interest expense:
   Savings accounts:
      Certificates                                1,552,668        944,358
      NOW and money market deposit accounts         266,960        196,543
      Passbook and statement savings                269,824        192,738
                                                 ----------      ---------
                                                  2,089,452      1,333,639
   Interest on borrowings                            80,988         25,625
                                                 ----------      ---------
      Total interest expense                      2,170,440      1,359,264
                                                 ----------      ---------

      Net interest income                         1,421,276      1,478,389

Provisions for loan losses                           ------         ------
                                                 ----------      ---------

      Net interest income after provision         1,421,276      1,478,389
         for losses                              ----------      ---------

Noninterest income:
   Loan fees and service charges                     15,998         13,741
   Other                                             58,779         21,975
                                                 ----------      ---------
      Total noninterest income                       74,777         35,716
                                                 ----------      ---------

Noninterest expense:
   Compensation and benefits                        580,430        572,542
   Occupancy and equipment                          104,303         74,198
   SAIF deposit insurance premiums                   72,274         69,133
   Advertising                                       50,661         27,710
   Other                                            168,429        173,396
                                                 ----------      ---------
      Total noninterest expense                     976,098        916,979
                                                 ----------      ---------

      Income before income taxes                    519,955        597,126
Income taxes                                        200,800        230,700
                                                 ----------      ---------
         Net income                              $  319,155        366,426
                                                 ==========      =========

Net income per share of common stock:
   Primary                                             $.20            .19
                                                       ----            ---
   Fully-diluted                                       $.20            .17
                                                       ----            ---

See accompanying notes to consolidated financial statements.

                          HARBOR FEDERAL BANCORP, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Three Months Ended
                                                           June 30,
                                                 ----------------------------
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities
   Net income                                     $   319,155         366,426
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                                  36,331          36,192
         Amortization of premium on
           savings deposits                            95,346          ------
         Non-cash compensation under
           stock-based benefit plans                     (547)        151,563
         Amortization of loan fees,
           premiums and discounts,                    (34,388)           (458)
         Increase in prepaid
           expenses and other assets                 (318,954)        (90,399)
         Increase in accrued
           expenses and other
           liabilities                                193,337          45,985
         Increase  in federal and
           state income taxes payable                 230,051         160,395
         Decrease (increase) in
           accrued interest receivable               (430,761)         15,380
         Increase (decrease) in
           accrued interest payable                   (17,405)          8,164
                  Net cash provided                -----------     -----------
                     by operating
                     activities                        72,165         693,248
                                                   -----------     -----------

Cash flows from investing activities:
   Maturities of investment securities
     held to maturity                                  ------       1,000,000
   Purchase of investment securities
     available for sale                            (1,000,000)         ------
   Purchase of mortgage-backed
     securities available for sale                 (4,996,875)    (10,484,123)
   Sale of mortgage-backed securities
     available for sale                             3,538,099          ------
   Mortgage-backed securities
     principal repayments held to
     maturity                                         914,174         375,737
   Mortgage-backed securities
     principal repayments available for
     sale                                             471,851          ------
   Increase in investment in real
     estate                                            (7,675)         ------
   Loan principal disbursements, net
     of repayments                                 (4,592,449)        753,259
   Loan purchases                                  (2,970,880)       (122,682)
   Purchases of property and
     equipment, net                                   (75,639)        (19,698)
   Increase in investments in and advances
     to affiliated corporation, net                    ------         (50,000)
                                                   -----------     -----------
                  Net cash used in
                     investing activities         $(8,719,394)     (8,547,507)
                                                   -----------     -----------

                                                                 (Continued)

                          HARBOR FEDERAL BANCORP, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     1996           1995
                                                     ----           ----
Cash flows from financing activities:
  Net increase (decrease) in savings
    deposits                                     $  (480,168)       2,161,934
  Repayment of borrowed funds                          ------     (2,000,000)
  Increase in borrowed funds                        4,000,000       9,000,000
  Increase in advance payments by
    borrowers for taxes, insurance
    and ground rents                                  643,793         212,228
  Purchase of stock to fund stock
    option trust                                      (8,987)          ------
  Purchase of treasury stock                           ------     (1,388,535)
  Purchase of stock for management
    recognition trust                                  ------       (277,447)
  Dividends paid                                    (175,442)       (109,004)
                                                 ------------     -----------
          Net cash provided by financing
            activities                              3,979,196       7,599,176
                                                 ------------     -----------
Net decrease in cash and cash
  equivalents                                     (4,667,943)       (255,083)

Cash and cash equivalents at beginning
  of year                                           6,249,221       3,813,070
                                                 ------------     -----------

Cash and cash equivalents at end of year         $  1,581,278       3,557,987
                                                 ============     ===========

Supplemental information -- noncash
  investing activities:

  Increase in unrealized holding loss
    on securities available for sale,
    net of income tax effect                     $  (300,743)         (2,526)
                                                 ============     ===========


See accompanying notes to consolidated financial statements.

                          HARBOR FEDERAL BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        Three Months Ended June 30, 1996
                                  (Unaudited)



Note 1 -- Business.  The accompanying unaudited consolidated financial
          --------
statements include the accounts of Harbor Federal Bancorp, Inc. (the "Company") and wholly-owned subsidiaries, including Harbor Federal Savings Bank ("Harbor Federal"). Harbor Federal provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks in Maryland. Harbor Federal is subject to competition from other financial institutions. Harbor Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Note 2 -- Basis of Presentation.  The accompanying unaudited consolidated
          ---------------------
financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the three months ended June 30, 1996 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997. Actual results could differ significantly from those estimates.

Note 3 -- Principles of Consolidation.  The accompanying unaudited consolidated
          ---------------------------
financial statements include the accounts of Harbor Federal Savings Bank, and its wholly owned subsidiary, Harbor Service Corporation. All significant intercompany items have been eliminated.

Note 4 -- Retained Earnings.  Harbor Federal is required to maintain certain
          -----------------
levels of regulatory capital. At June 30, 1996, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 5 -- Earnings per Common Share.  For the three months ended June 30, 1996,
          -------------------------
primary and fully-diluted net income per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 1,630,226 shares and 1,630,226 shares respectively.

Note 6 -- Investment Securities.  Investment securities available for sale
          ---------------------
included in total investment securities have a book and fair market value of $22,409,636 at June 30, 1996 and $21,787,305 at March 31, 1996 and related accrued interest of $482,808 at June 30, 1996 and $82,399 at March 31, 1996.

Note 7 -- Mortgage-Backed Securities.  Mortgage-backed securities available for
          --------------------------
sale included in mortgage-backed securities have a book and fair market value of $8,801,298 at June 30, 1996 and $7,950,214 at March 31, 1996 and related accrued interest of $54,267 at June 30, 1996 and $76,833 at March 31, 1996.

                          HARBOR FEDERAL BANCORP, INC.
                                AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



     The following discussion analyzes the financial condition of the Company at June 30, 1996 and March 31, 1996 and the results of operations of the Company for the three months ended June 30, 1996 and 1995.

Financial Condition
- -------------------

     Harbor Federal's total assets increased by $4.2 million or 2.2% to $201.0 million at June 30, 1996 from $196.8 million at March 31, 1996. The increase in total assets resulted from an increase in loans receivable of $7.6 million or 6.5% to $124.5 million at June 30, 1996 from $116.9 million at March 31, 1996. This was partially funded by a $4.0 million or 88.9% increase in borrowed funds to $8.5 million at June 30, 1996 from $4.5 million at March 31, 1996. Loan production activity was strong during this period.

     Short-term investments decreased by $3.4 million to zero at June 30, 1996 from $3.4 million at March 31, 1996.

     Investment securities increased by $1.1 million or 2.2% to $49.8 million at June 30, 1996 from $48.7 million at March 31, 1996.

Results of Operations
- ---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts and borrowed funds. Net income for the three months ended June 30, 1996 decreased $47,000 or 12.9% to $319,000 from $366,000 for the three months ended June 30, 1995.

     Interest Income. Total interest income increased by $754,000 or 26.6% to $3.59 million for the three months ended June 30, 1996 from $2.84 million for the three months ended June 30, 1995. The increase in interest income was primarily attributable to a large increase in average loan receivables to $120.0 million for the quarter ended June 30, 1996 from $102.0 million for the quarter ended June 30, 1995, a large increase in average investment securities to $49.6 million for the quarter ended June 30, 1996 from $26.1 million for the quarter ended June 30, 1995 and an increase in average mortgage-backed securities to $18.2 million for the quarter ended June 30, 1996 from $14.2 million for the quarter ended June 30, 1995, partially offset by a decrease in the average yield on Harbor Federal's average interest-earning assets to 7.43% for the three months ended June 30, 1996 from 7.63% for the three months ended June 30, 1995. These large increases in average interest-earning assets were primarily due to the acquisition of three branches from Sequoia National Bank on February 16, 1996, which proceeds were used to acquire these assets.

     Interest Expense. Total interest expense increased by $811,000 or 59.7% to $2.17 million for the three months ended June 30, 1996 from $1.36 million for the three months ended June 30, 1995. The increase was attributable to an increase in average cost of Harbor Federal's deposits and borrowings to 5.19% for the three months ended June 30, 1996 from 4.69% for the three months ended June 30, 1995 and by a $51.3 million or 44.2% increase in average deposits and borrowings to $167.3 million for the three months ended June 30, 1996 from $116.0 million for the three months ended June 30, 1995. Most of the $48.0 million increase in average deposits came from the acquisition of three branches from Sequoia National Bank.

     Net Interest Income. Net interest income decreased by $57,000 or 3.86% to $1.42 million for the three months ended June 30, 1996 from $1.48 million for the three months ended June 30, 1995. The principal reason for the decrease in net interest income was a decrease in Harbor Federal's net interest margin to 2.92% for the three months ended June 30, 1996 from 3.97% for the three months ended June 30, 1995.

     Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of non-performing loans and regulatory reviews conducted in the regulatory examination process. There was no provision for loan losses during the three months ended June 30, 1996 or 1995. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans as of March 31, 1996, net of charge offs and recoveries during the three months ended June 30, 1996, remained adequate at June 30, 1996.

     Non-Interest Income. Non-interest income increased by $39,100 or 109.4% to $74,800 for the three months ended June 30, 1996 from $35,700 for the three months ended June 30, 1995. The increase was primarily attributable to an increase in ATM fees and NOW account fees. An ATM location was opened in Ocean City, Maryland on the boardwalk in late May 1996 which accounts for this increase in ATM fees. The acquisition of the branches from Sequoia National Bank accounts for the increase in NOW account fees by 75%.

     Non-Interest Expense. Non-interest expense increased by $59,000 or 6.4% to $976,000 for the three months ended June 30, 1996, from $917,000 for the three months ended June 30, 1995. The increase in non-interest expense resulted primarily from increase in occupancy and equipment expense of $30,000 and advertising expense of $23,000.

Liquidity and Capital Resources
- -------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. Harbor Federal's liquidity ratio averaged 10.61% for the three months ended June 30, 1996. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other investments and earnings and funds provided from operations and borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

     During the three months ended June 30, 1996, Harbor Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $4.7 million.

     The Company had $1.8 million in outstanding loan commitments at June 30, 1996. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

Impact of New Accounting Standards
- ----------------------------------

     Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The statement is effective for years beginning after December 15, 1995 and requires, among other things, recognition of impairment of long-lived assets, if any, based upon the difference between the undiscounted expected future cash flows and the carrying value. Further, the statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 121 on April 1, 1996 and management does not believe the adoption of this statement will have a material effect on the Company's financial position or result of operations.

     Mortgage Servicing Rights. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statements will require, among other things, the Company to capitalize the estimated fair market value of servicing rights on loans originated for sale, and amortize such amount over the estimated servicing life of the loan. The Company adopted the provisions of SFAS No. 122 on April 1, 1996 and has determined that the effect of adoption on the Company's financial condition or results of operations is immaterial.

     Accounting for Stock-Based Compensation. In November 1995, the FASB issued SFAS No. 123 "Accounting for Awards of Stock-based Compensation to Employees". SFAS No. 123 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for an employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans - the most common type of stock compensation plan - have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them.
The Company intends to continue using the intrinsic value method and will provide the pro forma disclosures about its stock-based employee compensation plans in its 1997 financial statements, as required by SFAS No. 123.

Recent Developments
- -------------------

      Legislation recently passed by Congress and expected to be signed by the President would repeal certain bad debt reserve provisions of the Internal Revenue Code previously applicable to qualifying savings institutions, effective for tax years beginning after December 31, 1995. Savings institutions that have previously maintained a bad debt reserve for federal income tax purposes could be required to recapture into taxable income certain post-1987 reserves over a period of six years. While the exact amount and timing of any income recapture that could required to be recognized by the Bank is uncertain at this time, management does not believe that the net adverse effect on the Bank, if any, would be in excess of approximately $335,000.

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings
                     -----------------
                     From time to time Harbor Federal is a party to various legal proceedings incident to its business. At June 30, 1996, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

            Item 2.  Changes in Securities
                     ---------------------
                     None

            Item 3.  Defaults Upon Senior Securities
                     -------------------------------
                     None

            Item 4.  Submission of Matters to a Vote of Security Holders
                     ---------------------------------------------------
                     None

            Item 5.  Other Information
                     ---------------------------------------------------
                     None

            Item 6.  Exhibits and Reports on Form 8-K
                     --------------------------------

                     (a)  List of Exhibits

                     *         3.1      Articles of Incorporation of Harbor
                                        Federal Bancorp, Inc.
                     *         3.2      Bylaws of Harbor Federal Bancorp, Inc.
                     *           4      Form of Common Stock Certificate of
                                        Harbor Federal Bancorp, Inc.
                     **       10.1      Employment Agreements between Harbor
                                        Federal Bancorp, Inc. and Harbor Federal
                                        Savings Bank and Robert A. Williams,
                                        as amended
                     **       10.2      Severance Agreements between Harbor
                                        Federal Bancorp, Inc. and Harbor
                                        Federal Savings Bank and Norbert J.
                                        Luken and Lawrence W. Williams
                     **       10.3      Harbor Federal Savings Bank Non-Employee
                                        Director Retirement Plan
                     *        10.4      Harbor Federal Savings Bank Deferred
                                        Compensation Plan
                     *        10.5      Harbor Federal Savings Bank Supplemental
                                        Executive Retirement Agreement
                     *        10.6      Harbor Federal Bancorp, Inc. Employee
                                        Stock Ownership Plan, as amended
                     *        10.7      Harbor Federal Bancorp, Inc. Incentive
                                        Compensation Plan, as amended
                              27        Financial Data Schedule

             * Incorporated by reference to Registration Statement on Form S-1, No. 33-75624.

             ** Incorporated by reference to Quarterly Report on Form 10-QSB for quarterly period ended June 30, 1994.

                     (b)  Form 8-K

                              An amendment to a report on Form 8-K was filed during the quarter covered by this report. A Form 8-K/A (Amendment No. 1) dated February 16, 1996 and filed April 19, 1996 reported under Item 7 that the historical and pro forma financial statement requirements would not be applicable to branch banking offices that Harbor Federal had acquired from Sequoia National Bank, Bethesda, Maryland, in the Baltimore area with deposits totaling approximately $44.1 million.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HARBOR FEDERAL BANCORP, INC.


Date:  August  6, 1996               /s/ Robert A. Williams
                                     -----------------------------------------
                                     Robert A. Williams
                                     President
                                     (Duly Authorized Representative)



Date:  August  6, 1996               /s/ Norbert J. Luken
                                     -----------------------------------------
                                     Norbert J. Luken
                                     Treasurer
                                     (Principal Financial Officer)