Form 10QSB
period 1996-09-30
HARBOR FEDERAL BANCORP INC
filed 1996-11-13
CIK 919553

                             FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

MARK ONE

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                  OR

_______  TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE
              ACT OF 1934

For the transition period from __________ to _____________.

Commission File Number:  0-24194
                         -------

                     HARBOR FEDERAL BANCORP, INC.
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Maryland                                      52-1860591
-----------------------                        -----------------
(State of incorporation)                       (I.R.S. Employer
                                              Identification No.)

705 York Road, Baltimore, Maryland                  21204-2562
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(410) 321-7041
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes   X     No
                                            ------     -------

     As of September 30, 1996, 1,754,420 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional small business disclosure format  (check one):
YES          NO    X
    -------     ------

                                HARBOR FEDERAL BANCORP, INC.

                                    Baltimore, Maryland
INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

               Consolidated Statements of Financial Condition
               -- As of September 30, 1996 (Unaudited) and
               March 31, 1996

               Consolidated Statements of Income -- (Unaudited) for the six and three months period ended
               September 30, 1996 and 1995

               Consolidated Statements of Cash Flows --
               (Unaudited) for the six months ended September 30, 1996 and 1995

               Notes to (Unaudited) Consolidated Financial
               Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               -------------------------------------------------

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
               -----------------

     Item 2.   Changes in Securities
               ---------------------

     Item 3.   Defaults Upon Senior Securities
               -------------------------------

     Item 4.   Submission of Matters to a Vote of Security
               Holders
               -------------------------------------------

     Item 5.   Other Information
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

                      PART I.    FINANCIAL INFORMATION

                        HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                                          September 30,      March 31,
                                               1996            1996
                                          ------------     ------------
Assets
------

Cash:
    On hand and due from banks             $  1,236,130       1,814,498
    Interest-bearing deposits                     7,410         992,754
Short-term investments                        1,305,012       3,441,969
Investment securities, fair value
  of $48,548,828 and $48,286,914,
  respectively                               49,619,539      48,738,919
Mortgage-backed securities, fair
  value of $16,758,506 and $
  18,122,990 respectively                    16,831,545      17,937,421
Loans receivable, net                       137,334,621     116,891,985
Investment in Federal Home Loan
  Bank stock, at cost                         1,269,600       1,269,600
Investment in real estate, net                   51,523          43,848
Investment in and advances to affiliated
      corporation                             2,825,000       2,825,000
Property and equipment, net                   1,993,098       1,978,542
Prepaid expenses and other assets               774,100         621,663
Federal and state income taxes receivable       556,292         205,564
                                           ------------    ------------
            Total assets                   $213,803,870     196,761,763
                                           ============    ============

   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
  Savings accounts                         $161,847,711     161,643,312
  Borrowed funds                             21,415,000       4,500,000
  Advance payments by borrowers for taxes,
            insurance and ground rents          824,067       1,929,535
  Accrued expenses and other liabilities      2,235,088         799,822
                                           ------------     -----------
            Total liabilities               186 321,866     168,872,669
                                           ------------     -----------
Stockholders' Equity:
  Preferred stock $0.01 par value;
    authorized 5,000,000 shares; none
    issued and outstanding                           --              --
 Common stock $0.01 par value;
    authorized 20,000,000 shares;
    1,754,420 and 1,754,420 shares issued        17,544          17,544
      Additional paid-in capital             13,409,387      13,316,038
      Contra equity - ESOP                   (1,363,250)     (1,363,250)
      Retained income, substantially
        restricted                           15,691,095      16,041,999
      Net unrealized holding loss on
        securities available for sale          (272,772)       (123,237)
                                           ------------     -----------
         Total stockholders' equity          27,482,004      27,889,094
                                           ------------     -----------
         Total liabilities and
            stockholders' equity           $213,803,870     196,761,763
                                           ============     ===========

See accompanying notes to consolidated financial statements.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Income
                                    (Unaudited)

                                        Six Months Ended        Three Months Ended
                                          September 30,            September 30,
                                      ---------------------    --------------------
                                         1996        1995        1996        1995
                                      ----------  ---------    --------    --------
Interest income:
  Loans receivable                    $4,893,551  4,074,667   2,556,117   2,033,839
  Mortgage-backed securities             640,834    661,963     317,701     410,243
  Investment securities                1,712,417    887,633     858,343     421,579
  Interest-earning deposits and
    other short-term investments         153,826    160,196      76,751      81,145
                                      ----------  ---------   ---------   ---------
         Total interest income         7,400,628  5,784,459   3,808,912   2,946,806
                                      ----------  ---------   ---------   ---------

Interest expense:
  Savings accounts:
    Certificates                       3,108,888  1,965,636   1,556,220   1,021,278
    NOW and money market deposit
     accounts                            539,584    388,762     272,624     192,219
    Passbook and statement savings       535,367    382,452     265,543     189,714
                                      ----------  ---------   ---------   ---------
                                       4,183,839  2,736,850   2,094,387   1,403,211
  Borrowed funds                         327,292    119,902     246,304      94,277
                                      ----------  ---------   ---------   ---------
         Total interest expense        4,511,131  2,856,752   2,340,691   1,497,488
                                      ----------  ---------   ---------   ---------
         Net interest income           2,889,497  2,927,707   1,468,221   1,449,318
Provision for loan losses                 32,605         --      32,605          --
                                      ----------  ---------   ---------   ---------
         Net interest income after
           provision for losses        2,856,892  2,927,707   1,435,616   1,449,318
                                      ----------  ---------   ---------   ---------

Noninterest income:
  Loan fees and service charges           33,102     30,769      17,104      17,028
  Other                                  113,368     39,706      54,589      17,731
                                      ----------  ---------   ---------   ---------
         Total noninterest income        146,470     70,475      71,693      34,759
                                      ----------  ---------   ---------   ---------

Noninterest expense:
  Compensation and benefits            1,153,756  1,226,837     573,326     654,295
  Occupancy and equipment                217,740    150,070     113,437      75,872
  SAIF deposit insurance premiums        951,276    139,717     879,002      70,584
  Advertising                             80,257     60,117      29,596      32,407
  Other                                  314,561    310,532     146,131     137,136
                                      ----------  ---------   ---------   ---------
    Total noninterest expenses         2,717,590  1,887,273   1,741,492     970,294
                                      ----------  ---------   ---------   ---------
    Income (loss) before income taxes    285,772  1,110,909    (234,183)    513,783
Income tax provision (benefit)           110,350    429,050     (90,450)    198,350
                                      ----------  ---------   ---------   ---------
                  Net income (loss)   $  175,422    681,859    (143,733)    315,433
                                      ==========  =========   =========   =========
Net income (loss) per share
  of common stock
     Primary                          $      .11        .35        (.09)        .17
                                      ==========  =========   =========   =========
     Fully-diluted                    $      .11        .35        (.09)        .17
                                      ==========  =========   =========   =========

 See accompanying notes to consolidated financial statements.
                                  5

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                      Six Months Ended
                                                        September 30,
                                                    ---------------------
                                                      1996         1995
                                                    -------       -------

Cash flows from operating activities
  Net income                                        175,422        681,859
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                      73,780         72,537
   Provision for losses                              32,605             --
   Amortization of premium on savings deposits      190,692             --
   Gains on sales of investments in real estate          --           (945)
   Non-cash compensation under stock-based
      benefit plans                                 (17,664)       303,126
   Amortization of loan fees, premiums and
      discounts, net                                (24,475)       (53,234)
   Increase (decrease) in prepaid expenses
      and other assets                             (354,167)       (71,270)
   Increase in accrued expenses and
      other liabilities                           1,704,919        303,349
   Federal and state income taxes receivable        (55,554)      (181,255)
   Increase in accrued interest receivable           54,335         99,072
   Increase (decrease) in accrued interest
     payable                                       (149,653)           360
                                                 ----------      ---------
         Net cash provided by operating
           activities                             1,630,240      1,153,599
                                                 ----------     ----------

Cash flows from investing activities:
   Maturities of investment securities                   --      8,000,000
   Purchases of investment securities            (1,000,000)    (2,000,000)
   Purchases of mortgage-backed securities       (4,996,875)   (10,484,123)
   Sale of mortgage-backed securities available
      for sale                                    3,538,099             --
   Mortgage-backed securities principal
      repayments held to maturity                 1,731,462      1,199,214
   Mortgage-backed securities principal
      repayments available for sale                 723,974             --
   Increase in investment in real estate             (7,675)            --
   Loan principal disbursements,
      net of repayments                         (14,448,464)       615,965
   Loan purchases                                (6,071,021)      (670,565)
   Purchases of property and equipment, net         (88,336)       (19,698)
   Increase in investments in and advances
      to affiliated corporation, net                     --       (200,000)
                                                 ----------     ----------
         Net cash used in investing activities  (20,618,836)    (3,559,207)
                                                -----------     ----------

                                    (Continued)

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                         Six Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1996           1995
                                                    ----------      ---------

Cash flows from financing activities:
  Net increase in savings deposits                      13,707      3,599,157
  Repayment of borrowed funds                       (5,500,000)    (5,000,000)
  Increase in borrowed funds                        22,415,000      9,000,000
  Decrease in advance payments by borrowers
      for taxes, insurance and ground rents         (1,005,468)    (1,464,190)
  Purchases of stock to fund stock option trust         (8,987)            --
  Purchase of treasury stock                                --     (2,914,595)
  Purchase of stock for management
    recognition trust                                       --     (1,109,542)
  Purchase of stock for stock option and
    incentive plan trust                                    --       (386,363)
  Dividends paid                                      (526,326)      (212,558)
                                                    ----------    -----------
     Net cash provided by financing activities      15,287,936      1,511,909
                                                    ----------    -----------
Net decrease in cash and cash equivalents           (3,700,670)      (893,699)

Cash and cash equivalents at beginning of period     6,249,221      3,813,070
                                                    ----------    -----------
Cash and cash equivalents at end of period          $2,548,551    $ 2,919,371
                                                    ==========    ===========
Supplemental information -- noncash
  investing activities:
  Increase in unrealized holding loss on
    securities available for sale, net of
    income tax effect                               $  149,535    $   (27,324)
                                                    ==========    ===========



See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

             Six Months Ended September 30, 1996
                        (Unaudited)

Note 1 -- Business. The accompanying unaudited consolidated financial statements include the accounts of Harbor Federal Bancorp, Inc. (the "Company") and wholly-owned subsidiaries, including Harbor Federal Savings Bank ("Harbor Federal"). All significant intercompany items have been eliminated. Harbor Federal provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks in Maryland. Harbor Federal is subject to competition from other financial institutions. Harbor Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the six and three months ended September 30, 1996 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. The results of operations for the six and three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997. Actual results could differ significantly from those estimates.

Note 3 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At September 30, 1996, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 4 -- Earnings per Common Share. Primary and fully-diluted net income per share for the six and three months ended September 30, 1996 and 1995 have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 1,630,560 shares and 1,638,130 shares for the six month period and 1,630,885 shares and 1,638,130 shares for three month period, respectively.

Note 5 -- Investment Securities. Investment securities available for sale included in investment securities have a book and fair market value of $22,625,625 at September 30, 1996 and $21,787,305 at March 31, 1996. Related accrued interest was $111,741 at September 30, 1996 and $82,399 at March 31, 1996.

Note 6 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $8,582,082 at September 30, 1996 and $7,950,214 at March 31, 1996. Related accrued interest was $74,907 at September 30, 1996 and $76,833 at March 31, 1996.

                      HARBOR FEDERAL BANCORP, INC.
                             AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations


     The following discussion analyzes the financial condition of the Company at September 30, 1996 and the results of operations of the Company for the six and three months ended September 30, 1996 and 1995.

Financial Condition
-------------------

     The Company's total assets increased by $17.0 million or 8.7% to $213.8 million at September 30, 1996 from $196.8 million at March 31, 1996.

     Net loans receivable increased $20.4 million or 17.5% to $137.3 million at September 30, 1996 from $116.9 million at March
31, 1996. This increase was funded primarily by an increase in borrowed funds of $16.9 million.

     During the six months ended September 30, 1996 Harbor
Federal Bancorp, Inc. did not repurchase any shares of common stock.

Results of Operations
---------------------

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts.

     Net income for the six months ended September 30, 1996 decreased by $506,000 compared to the corresponding period in 1995. The Company sustained a net loss of $143,000 in the three month period ended September 30, 1996 compared to net income of $315,000 for the corresponding period in 1995. These decreases were caused primarily by a one time charge for SAIF deposit insurance premium of 65.7 basis points on deposits as of March 31, 1995. This one time charge of $806,000 was recorded during the three months ended September 30, 1996 and reduced after tax earnings by $495,000 for both the six and three month ended September 30, 1996.

                   HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

     Interest Income. Total interest income for the six months ended September 30, 1996 increased by $1.6 million or 27.9% to $7.4 million from $5.8 million for the same period in 1995.
Total interest income for the three months ended September 30, 1996 increased by $862,000 or 29.3% to $3.8 million from $2.9 million for the same period in 1995. The increase in interest income resulted from a $48.5 million or 32.4% increase in average interest-earning assets for the six months ended September 30, 1996 as compared to the same period in 1995, partially offset by a decrease in the average yield on Harbor Federal's average interest-earning assets to 7.46% for the six months ended September 30, 1996 from 7.72% for the six months ended September 30, 1995.

     Interest on loans for the six months ended September 30, 1996 increased $819,000 or 20.1% as compared to the same period in 1995. Interest on loans for the three months ended September 30, 1996 increased $522,000 or 25.7% as compared to the same period in 1995. The increases were the result of increases in the average loans receivable of $24.1 million or 23.7% and $29.9 million or 29.5% respectively during the periods due primarily to higher level of loan originations and the effect of the branch requisitions completed in the fourth quarter of the year ended March 31, 1996..

     Interest on investment securities for the six and three months ended September 30, 1996 increased $825,000 or 92.9% and $437,000 or 103.6%, respectively, as compared to the same periods in 1995. The increases were the result of increase in the average investment balance of $25.5 million or 105.6% and $27.1 million or 120.1%, respectively, as compared to the same period in 1995 due to the investment of cash received in the branch acquisitions referred to above.

     Interest Expense. Total interest expense for the six and three months ended September 30, 1996 increased by $1.7 million or 57.9% and $843,000 or 56.3% to $4.5 million and $2.3 million from $2.9 million and $1.5 million for the same periods in 1995. The increases were attributable to increases in the weighted average cost to 5.23% and 5.29%, respectively, for the six and three months ended September 30, 1996 from 4.84% and 4.93%, respectively for the same periods in 1995. In addition, the weighted average balance of deposits and borrowings for the six and three months ended September 30, 1996 increased $54.4 million or 46.1% and $55.6 million or 45.8%, respectively, over the same period in 1995 due to the effect of the branch acquisitions referred to above.

     Net Interest Income. Net interest income decreased for the six months ended September 30, 1996 by $38,000 or 1.3% to $2.89 million from $2.93 million. Net interest income increased for the three months ended September 30, 1996 by $19,000 or 1.3% to $1.47 million from $1.45 million..

     Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, the status of non-performing loans and regulatory reviews conducted in the regulatory examination process. Provision for loan losses of $32,600 were made during the six and three months ended September 30, 1996 as compared to no provisions for loan losses during the same periods in 1995. Based on the results of managements' review and analysis, it was concluded that the level of the allowance for losses on loans as of September 30, 1996, net of charge offs and recoveries during the six and three months ended September 30, 1996, remained adequate.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES


     Non-Interest Income. Non-interest income for the six and three months ended September 30, 1996 increased by $76,000 and $37,000 compared to the same periods in 1995. These increases were due primarily to fees earned from ATM machines installed at three locations.

     Non-Interest Expense. Non-interest expense for the six and three months ended September 30, 1996 increased by $830,000 or 44.0% and $771,000 or 79.5% compared to the same periods in 1995. The increases in non-interest expense was due primarily to the one time charge for SAIF deposit insurance premium discussed above.

Liquidity and Capital Resources
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. Liquidity ratios averaged 10.40% and 10.17% for the six and three months ended September 30, 1996. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the six months ended September 30, 1996, the Company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $3.7 million.

     The Company had $2,444,000 in outstanding loan commitments at September 30, 1996. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

Impact of New Accounting Standards
----------------------------------

     Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The statement is effective for years beginning after December 15, 1995 and requires, among other things, recognition of impairment of long-lived assets, if any, based upon the difference between the undiscounted expected future cash flows and the carrying value. Further, the statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 121 on April 1, 1996 and adoption did not have a material effect on the Company's financial position or results of operations.

     Mortgage Servicing Rights. In May 1995, the FASB issued Statements of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement requires, among other things, that the Company capitalize the estimated fair value of servicing rights on loans originated for sale, and amortize such amount over the estimated servicing life of the loan. The Company adopted the provisions of SFAS No. 122 on April 1, 1996 and adoption did not have a material effect on the Company's financial condition or results of operations.

     Accounting for Stock-Based Compensation. In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" ("SFAS No. 123"). SFAS No. 123 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company intends to continue using the intrinsic value method and will provide the pro forma disclosures about its stock-based employee compensation plans in its 1997 financial statements, as required by SFAS No. 123.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings
                    -----------------

                    From time to time Harbor Federal is a party to various legal proceedings incident to its business. At September 30, 1996, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

          Item 2.   Changes in Securities
                    --------------------

                    None

          Item 3.   Defaults Upon Senior Securities
                    -------------------------------

                    None

          Item 4.   Submission of Matters to a Vote of Security
                    Holders
                    --------------------------------------------

                    On July 17, 1996, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to serve for three year terms:

                                     Votes
                             ------------------------------------   Broker
                             For         Withheld     Abstentions  Non-Votes
                             ---         --------     -----------  ---------
     J. Kemp Roche           1,490,683    11,975          ---         ---
                             ---------    ------         -----      -------
     Gideon N. Stieff, Jr.   1,490,683    11,975          ---         ---
                             ---------    ------         -----      -------

          Item 5.   Other Information
                    -----------------
                    None

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES


PART II.   OTHER INFORMATION - continued


           Item 6.   Exhibits and Reports on Form 8-K
                     --------------------------------

                    (a)  List of Exhibits

                    * 3.1    Articles of Incorporation of Harbor
                             Federal Bancorp, Inc.
                    * 3.2    Bylaws of Harbor Federal Bancorp,
                             Inc.
                    * 4      Form of Common Stock Certificate of
                             Harbor Federal Bancorp, Inc.
                   ** 10.1   Employment Agreements between Harbor
                             Federal Bancorp, Inc. and Harbor
                             Federal Savings Bank and Robert A.
                             Williams, as amended (see page 17)
                  ** 10.2    Severance Agreements between Harbor
                             Federal Bancorp, Inc. and Harbor
                             Federal Savings Bank and Norbert J.
                             Luken, and Lawrence W. Williams (see
                             page 35)
                  ** 10.3    Harbor Federal Savings Bank Non-
                             Employee Director Retirement Plan
                             (see page 65)
                   * 10.4    Harbor Federal Savings Bank Deferred
                             Compensation Plan
                   * 10.5    Harbor Federal Savings Bank Supple-
                             mental Executive Retirement
                             Agreement
                   * 10.6    Harbor Federal Bancorp, Inc.
                             Employee
                             Stock Ownership Plan, as amended
                   * 10.7    Harbor Federal Bancorp, Inc.
                             Incentive Compensation Plan, as
                             amended
                     27      Financial Data Schedule


 *  Incorporated by reference to Registration Statement on Form
    S-1, No. 33-75624.
** Incorporated by reference to Quarterly Report on Form 10-QSB for Quarter Period ended June 30, 1994.

                    (b)  Form 8-K

                         None

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 8, 1996     By /s/ Robert A. Williams
                              -----------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)



Date: November 8, 1996     By /s/ Norbert J. Luken
                              -----------------------------
                              Norbert J. Luken
                              President
                              (Principal Financial Officer)