Form 10QSB
period 1996-12-31
HARBOR FEDERAL BANCORP INC
filed 1997-02-05
CIK 919553

                             FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

MARK ONE

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

     As of December 31, 1996, 1,754,420 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional small business disclosure format  (check one):
YES          NO    X
    -------     ------

                       HARBOR FEDERAL BANCORP, INC.
                               AND SUBSIDIARIES
                       -----------------------------

                           Baltimore, Maryland
                           -------------------
INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

               Consolidated Statements of Financial Condition
               -- As of December 31, 1996 (Unaudited) and
               March 31, 1996

               Consolidated Statements of Income -- (Unaudited) for the nine and three months period ended
               December 31, 1996 and 1995

               Consolidated Statements of Cash Flows --
               (Unaudited) for the nine months ended December 31, 1996 and 1995

               Notes to Consolidated Financial Statements
               (Unaudited)

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

     Item 3.   Defaults Upon Senior Securities
               -------------------------------

     Item 4.   Submission of Matters to a Vote of Security
               Holders
               -------------------------------------------

     Item 5.   Other Information
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

                      PART I.    FINANCIAL INFORMATION

                        HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                                          December 31,       March 31,
                                               1996            1996
                                          ------------     ------------
Assets
------

Cash:
    On hand and due from banks             $  1,783,017       1,814,498
    Interest-bearing deposits                   380,450         992,754
Short-term investments                        3,547,762       3,441,969
Investment securities, fair value
  of $47,903,200 and $48,286,914,
  respectively                               48,225,876      48,738,919
Mortgage-backed securities, fair
  value of $16,400,310 and
  $18,122,990 respectively                   16,231,238      17,937,421
Loans receivable, net                       142,001,778     116,891,985
Investment in Federal Home Loan
  Bank stock, at cost                         1,269,600       1,269,600
Investment in real estate, net                       --          43,848
Investment in and advances to affiliated
      corporation                             2,775,000       2,825,000
Property and equipment, net                   1,955,472       1,978,542
Prepaid expenses and other assets               551,871         621,663
Federal and state income taxes receivable        54,768         205,564
                                           ------------    ------------
            Total assets                   $218,776,832     196,761,763
                                           ============    ============

   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
  Savings accounts                         $167,696,752     161,643,312
  Borrowed funds                             20,395,000       4,500,000
  Advance payments by borrowers for taxes,
            insurance and ground rents        1,266,714       1,929,535
  Accrued expenses and other liabilities      1,212,358         799,822
                                           ------------     -----------
            Total liabilities               190,570,824     168,872,669
                                           ------------     -----------
Stockholders' Equity:
  Preferred stock $0.01 par value;
    authorized 5,000,000 shares; none
    issued and outstanding                           --              --
 Common stock $0.01 par value;
    authorized 20,000,000 shares;
    1,754,420 and 1,754,420 shares issued        17,544          17,544
      Additional paid-in capital             13,525,376      13,316,038
      Contra equity - ESOP                   (1,136,840)     (1,363,250)
      Retained income, substantially
        restricted                           15,843,624      16,041,999
      Net unrealized holding loss on
        securities available for sale           (43,696)       (123,237)
                                           ------------     -----------
         Total stockholders' equity          28,206,008      27,889,094
                                           ------------     -----------
         Total liabilities and
            stockholders' equity           $218,776,832     196,761,763
                                           ============     ===========

See accompanying notes to consolidated financial statements.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Income
                                    (Unaudited)

                                       Nine Months Ended        Three Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1996        1995        1996        1995
                                      ----------  ---------    --------    --------
Interest income:
  Loans receivable                   $ 7,635,705  6,108,332   2,742,154   2,033,665
  Mortgage-backed securities             938,516    997,156     297,682     335,193
  Investment securities                2,561,385  1,270,275     848,968     382,642
  Interest-earning deposits and
    other short-term investments         223,279    243,466      69,453      83,270
                                     -----------  ---------   ---------   ---------
         Total interest income        11,358,885  8,619,229   3,958,257   2,834,770
                                     -----------  ---------   ---------   ---------

Interest expense:
  Savings accounts:
    Certificates                       4,726,666  3,049,066   1,617,778   1,083,430
    NOW and money market deposit
     accounts                            805,006    581,144     265,422     192,382
    Passbook and statement savings       789,272    565,660     253,905     183,208
                                      ----------  ---------   ---------   ---------
                                       6,320,944  4,195,870   2,137,105   1,459,020
  Borrowed funds                         630,625    203,530     303,333      83,628
                                      ----------  ---------   ---------   ---------
         Total interest expense        6,951,569  4,399,400   2,440,438   1,542,648
                                      ----------  ---------   ---------   ---------
         Net interest income           4,407,316  4,219,829   1,517,819   1,292,122
Provision for loan losses                 32,605         --          --          --
                                      ----------  ---------   ---------   ---------
         Net interest income after
           provision for losses        4,374,711  4,219,829   1,517,819   1,292,122
                                      ----------  ---------   ---------   ---------

Noninterest income:
  Loan fees and service charges           50,566     50,122      17,464      19,353
  Other                                  138,109     55,830      24,741      16,124
                                      ----------  ---------   ---------   ---------
         Total noninterest income        188,675    105,952      42,205      35,477
                                      ----------  ---------   ---------   ---------

Noninterest expense:
  Compensation and benefits            1,782,121  1,907,142     628,365     680,305
  Occupancy and equipment                325,972    229,537     108,232      79,467
  SAIF deposit insurance premiums      1,008,023    212,886      56,747      73,169
  Advertising                            133,058    109,324      52,801      49,207
  Other                                  494,119    485,341     179,558     174,809
                                      ----------  ---------   ---------   ---------
    Total noninterest expenses         3,743,293  2,944,230   1,025,703   1,056,957
                                      ----------  ---------   ---------   ---------
    Income (loss) before income taxes    820,093  1,381,551     534,321     270,642
Income tax provision (benefit)           316,700    533,550     206,350     104,500
                                      ----------  ---------   ---------   ---------
                  Net income (loss)   $  503,393    848,001     327,971     166,142
                                      ==========  =========   =========   =========
Net income (loss) per share
  of common stock
     Primary                          $      .30        .45         .20         .09
                                      ==========  =========   =========   =========
     Fully-diluted                    $      .30        .45         .20         .09
                                      ==========  =========   =========   =========

 See accompanying notes to consolidated financial statements.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                        December 31,
                                                    ---------------------
                                                      1996         1995
                                                    -------       -------

Cash flows from operating activities
  Net income                                        503,393        848,001
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                     111,406        108,883
   Provision for losses                              32,605             --
   Amortization of premium on savings deposits      286,038             --
   Gains on sales of investments in real estate          --           (945)
   Non-cash compensation under stock-based
      benefit plans                                 444,735        595,128
   Amortization of loan fees, premiums and
      discounts, net                                (47,855)      (112,738)
   Increase (decrease) in prepaid expenses
      and other assets                              (25,957)      (183,693)
   Increase in accrued expenses and
      other liabilities                             606,529         86,736
   Federal and state income taxes receivable        150,796        (76,755)
   Increase in accrued interest receivable         (198,233)        10,490
   Increase (decrease) in accrued interest
     payable                                       (193,993)        (9,063)
                                                 ----------      ---------
         Net cash provided by operating
           activities                             1,669,464      1,266,044
                                                 ----------     ----------

Cash flows from investing activities:
   Maturities of investment securities            5,000,000      8,000,000
   Purchases of investment securities            (3,997,969)    (4,990,200)
   Purchases of mortgage-backed securities       (4,996,875)   (10,484,123)
   Sale of mortgage-backed securities available
      for sale                                    3,538,099             --
   Mortgage-backed securities principal
      repayments held to maturity                 2,169,877      3,031,872
   Mortgage-backed securities principal
      repayments available for sale                 949,250             --
   Increase in investment in real estate             43,848             --
   Loan principal disbursements,
      net of repayments                         (17,114,378)     3,035,804
   Loan purchases                                (8,049,798)    (1,000,882)
   Additions to real estate owned                        --         (3,213)
   Purchases of property and equipment, net         (88,336)       (37,137)
   Increase in investments in and advances
      to affiliated corporation, net                 50,000       (200,000)
                                                 ----------     ----------
         Net cash used in investing activities  (22,496,282)    (2,647,879)
                                                -----------     ----------

                                    (Continued)

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                        Nine Months Ended
                                                          December 31,
                                                    -------------------------
                                                       1996           1995
                                                    ----------      ---------

Cash flows from financing activities:
  Net increase in savings deposits                   5,767,402      6,917,100
  Repayment of borrowed funds                      (18,520,000)    (8,000,000)
  Increase in borrowed funds                        34,415,000     10,500,000
  Decrease in advance payments by borrowers
      for taxes, insurance and ground rents           (662,821)      (995,016)
  Purchase of treasury stock                                --     (4,553,120)
  Purchase of stock for management
    recognition trust                                       --     (1,242,522)
  Purchase of stock for stock option and
    incentive plan trust                                (8,987)      (856,724)
  Dividends paid                                      (701,768)      (310,935)
  Stock option shares exercised                             --         92,650
                                                    ----------    -----------
     Net cash provided by financing activities      20,288,826      1,542,433
                                                    ----------    -----------
Net decrease in cash and cash equivalents             (537,992)       160,598

Cash and cash equivalents at beginning of period     6,249,221      3,813,070
                                                    ----------    -----------
Cash and cash equivalents at end of period          $5,711,229    $ 3,973,668
                                                    ==========    ===========
Supplemental information -- noncash
  investing activities:
  Increase in unrealized holding loss on
    securities available for sale, net of
    income tax effect                               $  (79,541)   $    (4,489)
                                                    ==========    ===========

Transfer of loans receivable to real estate owned   $      --     $    49,381
                                                    ==========    ===========



See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 1996
                        (Unaudited)

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

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the nine and three months ended December 31, 1996 have been recorded.

The results of operations for the nine and three months ended
December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997.

Note 3 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At December 31, 1996, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 4 -- Earnings per Common Share. Primary and fully-diluted net income per share for the nine and three months ended December 31, 1996 have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 1,655,755 shares and 1,661,850 shares for the nine month periods and 1,660,385 shares and 1,661,850 shares for three month periods, respectively.

Note 5 -- Investment Securities. Investment securities available for sale included in investment securities have a book and fair market value of $21,901,591 at December 31, 1996 and $21,787,305 at March 31, 1996. Related accrued interest was $439,378 at December 31, 1996 and $82,399 at March 31, 1996.

Note 6 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $8,429,461 at December 31, 1996 and $7,950,214 at March 31, 1996. Related accrued interest was $71,986 at December 31, 1996 and $76,833 at March 31, 1996.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


     The following discussion analyzes the financial condition of the Company at December 31, 1996 and the results of operations of the Company for the nine and three months ended December 31, 1996 and 1995.

Financial Condition
-------------------

     The Company's total assets increased by $22.0 million or 11.2% to $218.8 million at December 31, 1996 from $196.8 million at March 31, 1996.

     Net loans receivable increased $25.1 million or 21.5% to $142.0 million at December 31, 1996 from $116.9 million at March 31, 1996. This increase was due primarily to a higher level of loan originations which were funded primarily by an increase in borrowed funds of $15.9 million.

     During the nine months ended December 31, 1996 Harbor
Federal Bancorp, Inc. did not repurchase any shares of common stock.

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

     Net income for the nine months ended December 31, 1996 decreased by $345,000 compared to the corresponding period in 1995. This decrease was caused primarily by a one time charge for SAIF deposit insurance premium of 65.7 basis points on deposits as of March 31, 1995. This one time charge of $806,000 was recorded during the three months ended September 30, 1996 and reduced after tax earnings by $495,000 for the nine months ended December 31, 1996. Net income for the three months ended December 31, 1996 increased by $162,000 compared to the corresponding period in 1995. This increase was due primarily to an increase in net interest income of $226,000.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

     Interest Income. Total interest income for the nine months ended December 31, 1996 increased by $2.7 million or 31.8% to $11.4 million from $8.6 million for the same period in 1995. Total interest income for the three months ended December 31, 1996 increased by $1.1 million or 39.6% to $4.0 million from $2.8 million for the same period in 1995. The increase in interest income resulted from a $51.9 million or 34.6% increase in average interest-earning assets for the nine months ended December 31, 1996 as compared to the same period in 1995, partially offset by a decrease in the average yield on Harbor Federal's average interest-earning assets to 7.50% for the nine months ended December 31, 1996 from 7.66% for the nine months ended December 31, 1995. The increase in interest income resulted from a $59.7 million or 39.7% increase in average interest-earning asets for the three months ended December 31, 1996 as compared to the same period in 1995.

     Interest on loans for the nine months ended December 31, 1996 increased $1.5 million or 25.0% as compared to the same period in 1995. Interest on loans for the three months ended December 31, 1996 increased $708,000 or 34.8% as compared to the same period in 1995. The increases were the result of increases in the average loans receivable of $28.3 million or 27.8% and $37.1 million or 36.6%, respectively, during the periods due primarily to higher levels of loan originations and the effect of the branch acquisitions completed in the fourth quarter of the year ended March 31, 1996.

     Interest on investment securities for the nine and three months ended December 31, 1996 increased $1.3 million or 101.6% and $466,000 or 121.9%, respectively, as compared to the same periods in 1995. The increases were the result of increases in the average investment balance of $25.7 million or 108.2% and $26.7 million or 120.9%, respectively, as compared to the same periods in 1995 due to the investment of cash received in the branch acquisitions referred to above.

     Interest Expense. Total interest expense for the nine and three months ended December 31, 1996 increased by $2.6 million or 58.0% and $898,000 or 58.2% to $7.0 million and $2.4 million from $4.4 million and $1.5 million for the same periods in 1995. The increases were attributable to increases in the weighted average cost of Harbor Federal's deposits and borrowings to 5.26% and 5.30%, respectively, for the nine and three months ended December 31, 1996 from 4.91% and 5.04%, respectively, for the same periods in 1995. In addition, the weighted average balance of deposits and borrowings for the nine and three months ended December 31, 1996 increased $56.5 million or 47.3% and $61.7 million or 50.4%, respectively, over the same periods in 1995 due to the effect of the branch acquisitions referred to above.

     Net Interest Income. Net interest income increased for the nine and three months ended December 31, 1996 by $187,000 or 4.4% and $226,000 or 17.5% to $4.4 million and $1.5 million from $4.2 million and $1.3 million, respectively, for the same periods in 1995.

     Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, the status of non-performing loans and reviews conducted in the regulatory examination process. Provisions for loan losses of $32,600 were made during the nine months ended December 31, 1996 as compared to no provisions for loan losses during the same period in 1995. No provisions for loan losses were made during the three months ended December 31, 1996 or 1995. Based on the results of managements' review and analysis, it was concluded that the level of the allowance for losses on loans as of December 31, 1996, net of charge offs and recoveries during the nine and three months ended December 31, 1996, remained adequate.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

     Noninterest Income. Noninterest income for the nine and three months ended December 31, 1996 increased by $83,000 and $7,000 compared to the same periods in 1995. These increases were due primarily to fees earned from ATM machines installed at three locations.

     Noninterest Expense. Noninterest expense for the nine months ended December 31, 1996 increased by $799,000 or 27.1% compared to the same period in 1995. The increase in non-interest expense was due primarily to the one-time charge for SAIF deposit insurance premium discussed above. Non-interest expense for the three months ended December 31, 1996 decreased by $31,000 or 3.0% compared to the same period in 1995. This decrease in noninterest expense was due to a reduction in compensation and benefits and SAIF deposit insurance premiums partly offset by an increase in occupancy and equipment expense.

Liquidity and Capital Resources
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. Liquidity ratios averaged 10.37% and 10.39% for the nine and three months ended December 31, 1996. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the nine months ended December 31, 1996, the Company's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $538,000. This decrease was due primarily to the use of cash and cash equivalents to fund a portion of the net loan purchases and originations during the period.

     The Company had $2,184,200 in outstanding loan commitments at December 31, 1996. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

Impact of New Accounting Standards
----------------------------------

     Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Statement is effective for years beginning after December 15, 1995 and requires, among other things, recognition of impairment of long-lived assets, to be held and used based upon the difference, if any, between the undiscounted expected future cash flows and the carrying value. Further, the Statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 121 on April 1, 1996 and adoption did not have a material effect on the Company's financial position or results of operations.

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

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings
                    -----------------

                    From time to time Harbor Federal is a party to various legal proceedings incident to its business. At December 31, 1996, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

          Item 2.   Changes in Securities
                    --------------------

                    None

          Item 3.   Defaults Upon Senior Securities
                    -------------------------------

                    None

          Item 4.   Submission of Matters to a Vote of Security
                    Holders
                    --------------------------------------------

                    None

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




Date: February 5, 1997     By /s/ Robert A. Williams
                              -----------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)



Date: February 5, 1997     By /s/ Norbert J. Luken
                              -----------------------------
                              Norbert J. Luken
                              Treasurer
                              (Principal Financial Officer)