Form 10KSB40
period 1997-03-31
HARBOR FEDERAL BANCORP INC
filed 1997-06-27
CIK 919553

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended March 31, 1997

             Commission File Number: 0-24194

               HARBOR FEDERAL BANCORP, INC.
    ---------------------------------------------------
    (Exact name of small business issuer as specified
                      in its charter)

     Maryland                             52-1860591
   ----------------------------------------------------
   (State or other jurisdiction       (I.R.S. Employer
   of incorporation or organization) Identification No.)

   705 York Road, Baltimore, Maryland         21204
   -----------------------------------------------------
   (Address of principal executive offices   (Zip Code)

   Registrant's telephone number, including area code:
                     (410) 321-7041
                     --------------

              Securities registered pursuant to
                 Section 12(g) of the Act:

          Common Stock, par value $.01 per share
          --------------------------------------
                    (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES   X    NO
                           ------    ------

     Transitional small business disclosure format (check one):
YES      NO  X
    ----   -----

     Check if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:
$15,598,087

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$22,825,597 (1,323,223 shares at the most recent price of which management was aware as of June 2, 1997 ($17.25 per share)).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,693,420 shares of common stock as of June 2, 1997.

          DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1997 (the
"Annual Report").  (Part II)

     2.  Portions of the Proxy Statement for the registrant's
1997 Annual Meeting of Stockholders (the "Proxy Statement").
(Part III)

                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

    Harbor Federal Bancorp, Inc. Harbor Federal Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in January 1994 at the direction of the Board of Directors of the predecessor of Harbor Federal Savings Bank ("Harbor Federal" or the "Bank") for the purpose of serving as the holding company of Harbor Federal upon its conversion from mutual to stock form (the "Conversion"), which was effective August 11, 1994. Before the Conversion, the Company did not engage in any material operations. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of Harbor Federal, a portion of the net proceeds of the Conversion and a note payable from the Company's employee stock ownership plan ("ESOP"), and the Company's principal business has been the business of Harbor Federal.

    The holding company structure permits the Company to expand the financial services currently offered through Harbor Federal, although there currently are no definitive plans or
arrangements for such expansion.   As a holding company, the
Company has greater flexibility than Harbor Federal to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions, although the Company currently does not have any plans, agreements, arrangements or understandings with
respect to any such acquisitions or mergers.   The Company is
classified as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). As long as the Company remains a unitary savings institution holding company, the Company currently may diversify its activities in such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company. For additional information, see "Regulation of the Company."

    The Company's executive offices are located at 705 York
Road, Baltimore, Maryland 21204, and its main telephone number is (410) 321-7041.

    Harbor Federal Savings Bank. Harbor Federal was originally organized in 1887 as "Riverside Permanent Building and Loan Association," a Maryland-chartered mutual savings institution. In 1941, it converted to a federally chartered mutual savings and loan association, obtained federal deposit insurance, became a member of the Federal Home Loan Bank ("FHLB") System and changed its name to "Riverside Federal Savings and Loan Association." In 1981, Riverside Federal combined with Highland Federal Savings and Loan Association and changed its name to "Harbor Federal Savings and Loan Association." Effective August 11, 1994, Harbor Federal converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank and adopted its current name. Effective February 16, 1996, Harbor Federal acquired from Sequoia National Bank, Bethesda, Maryland, three branch offices in the Baltimore area with deposits totaling approximately $44.1 million. Harbor Federal currently operates through nine banking offices in the City of Baltimore and the Counties of Baltimore and Anne Arundel in Maryland.

    Harbor Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one- to four-family residences in Harbor Federal's market area. Harbor Federal also makes commercial and multi-family real estate loans, construction loans, commercial business loans and other loans. For additional information, see the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

    As a federally chartered savings institution, Harbor Federal is subject to extensive regulation by the OTS. The lending activities and other investments of Harbor Federal must comply with various federal regulatory requirements, and the OTS periodically examines Harbor Federal for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. Harbor Federal must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). For additional information, see "Regulation of the Bank."

PROPOSED LEGISLATIVE CHANGES

    Legislation recently introduced in the Senate and the House of Representatives could have a profound impact on the operations of the Bank. Such legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. In its current form, the legislation would require all federally-chartered savings associations to convert to national banks or to state depository institutions effective on a to-be-specified date. The legislation will be subject to major revisions and might not be adopted soon or ever.

LENDING ACTIVITIES

    General. Harbor Federal's principal lending activity consists of the origination of loans secured by first mortgages on existing one- to four-family residences in Harbor Federal's market area. Harbor Federal also makes commercial and multi-family real estate loans, construction loans, land loans and other loans.

    Historically, Harbor Federal's residential lending activities consisted primarily of originating fixed rate mortgage loans with maturities of up to 30 years for retention in the loan portfolio. Since the early 1980s, Harbor Federal has sought to build a more rate-sensitive loan portfolio by also originating adjustable rate mortgages. In recent years, management has sought to manage Harbor Federal's interest rate risk by emphasizing the origination of adjustable rate mortgage loans and fixed rate mortgage loans with terms of 15 years or less, as well as by investing in significant amounts of short and medium term mortgage-backed securities and other investments. In recent periods of both falling and rising market interest rates, borrowers have tended to prefer longer term, fixed rate mortgage loans rather than shorter term or adjustable rate mortgage loans. Prevailing market conditions, regulatory considerations and the need for a balanced portfolio have necessitated that Harbor Federal continue to offer fixed rate mortgages. Since Harbor Federal is a portfolio lender (i.e., its loans are originated for retention in portfolio rather than for sale in the secondary market), Harbor Federal's fixed rate loan originations are a function of the level of interest rate risk that Harbor Federal is willing to accept given its capital, profitability and other factors.

    Loan Portfolio Composition. The following table sets forth selected data relating to the composition of Harbor Federal's loan portfolio by type of loan at the dates indicated.

                                                   At March 31,
                            -------------------------------------------------
                                 1997            1996             1995
                            ---------------  ---------------   -------------
                             Amount      %    Amount      %     Amount    %
                             ------    -----  ------    ----    ------   ----
                                       (Dollars in thousands)
Real estate loans:
  One- to four-family
   residential. . . . . . $119,924   80.84%  $100,157  81.58%  $87,332  81.15%
  Multi-family
   residential . . . . .       956     .64        980    .80     1,002    .93
  Commercial . . . . . .    12,183    8.21      9,054   7.38     6,155   5.72
  Construction (1) . . .     6,633    4.47      6,130   4.99     9,209   8.56
  Land . . . . . . . . .     1,473     .99      1,928   1.57     1,964   1.83
  Loans held for sale. .     3,866    2.61      1,199    .98        --     --

Consumer loans:
  Savings accounts . . .       651     .44        667    .54       254    .24
  Home equity loans. . .       400     .27        499    .41        --     --
  Other. . . . . . . . .       112     .08         88    .07         2     --
Commercial business(2) .     1,396     .94      1,400   1.14     1,144   1.06
Accrued interest
 receivable. . . . . . .       761     .51        662    .54       554    .51
                          --------  ------   -------- ------  -------- ------
                           148,355  100.00%   122,764 100.00%  107,616 100.00%
                                    ======            ======           ======
Less:
  Loans in process . . .     2,307              4,767            4,312
  Discounts, deferred
   loan fees and other .       966                667              592
  Allowance for loan
   losses. . . . . . . .       380                438              465
                          --------           --------         --------
     Total . . . . . . .  $144,702           $116,892         $102,247
                          ========           ========         ========

__________
(1) Consisted solely of one- to four-family residences under construction at March 31, 1997, 1996 and 1995.
(2) Includes financing leases of $277,000 and $8,000 at March 31, 1997 and 1995, respectively.

    The following table sets forth information at March 31, 1997 regarding the dollar amount of loans maturing in Harbor Federal's portfolio, including scheduled repayments of principal, based on
contractual terms to maturity.   Demand loans, loans having no
schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                 3 Months                6 Months
                                 or Less    3-6 Months   - 1 Year  1-3 Years  3-5 Years  5-10 Years
                                 --------   ----------   --------  ---------  ---------  ----------
                                                           (In thousands)
Real estate:
 Residential mortgage (1) . . .  $ 6,516     $5,071      $ 8,319   $25,045     $38,214    $11,299
 Construction and Land
   Development. . . . . . . . .    1,218         --        1,441     1,118       1,614        109
 Commercial . . . . . . . . . .    1,882        355        3,241     1,483         580      1,224
Non-real estate (2) . . . . . .      300        115          393       610         709         32
Accrued interest receivable . .      761         --           --        --          --         --
                                 -------     ------      -------   -------     -------    -------
    Total . . . . . . . . . . .  $10,677     $5,541      $13,394   $28,256     $41,117    $12,664
                                 =======     ======      =======   =======     =======    =======

                                                More Than
                                 10-20 Years    20 Years        Total
                                 -----------    ---------     --------
                                             (In thousands)
Real estate:
 Residential mortgage (1) . . .  $10,482       $20,200        $125,146
 Construction and Land
   Development. . . . . . . . .       --           299           5,799
 Commercial . . . . . . . . . .      948         2,470          12,183
Non-real estate (2) . . . . . .       --            --           2,159
Accrued interest receivable . .       --            --             761
                                 -------       -------        --------
    Total . . . . . . . . . . .  $11,430       $22,969        $146,048
                                 =======       =======        ========

    The following table sets forth the dollar amount of all loans at March 31, 1997 due on or after March 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                             Floating or
                              Fixed Rate   Adjustable Rates    Total
                              ----------   ----------------   -------
                                          (In thousands)
Real Estate:
 Residential mortgage (1) . .  $40,142         $65,098       $105,240
 Construction and Land
   Development. . . . . . . .      579           2,561          3,140
      Commercial. . . . . . .    6,606              99          6,705
    Non-real estate (2) . . .      685             666          1,351
                               -------         -------       --------
     Total. . . . . . . . . .  $48,012         $68,424       $116,436
                               =======         =======       ========

______________
(1) Includes both one- to four-family residential and multi-family residential.
(2) Includes commercial loans, loans secured by savings accounts, home improvement loans and financing leases.

    Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

    Originations, Purchases and Sales of Loans. The following table sets forth certain information with respect to Harbor
Federal's loan originations and purchases (there were no sales) during the periods indicated.

                                        Year Ended March 31,
                                     --------------------------
                                      1997      1996     1995
                                     -----     ------   ------
                                          (In thousands)
Loans originated:
  Real estate loans:
  One- to four-family. . . . . . . $ 18,456  $  7,235  $ 10,093
        Land . . . . . . . . . . .      844       640       554
        Commercial . . . . . . . .    2,606     4,971       595
       Construction. . . . . . . .   16,714     6,081    16,825
      Consumer . . . . . . . . . .       --       346       285
      Commercial business. . . . .       --       886       202
                                   --------  --------  --------
        Total loans originated . .   38,620    20,159    28,554
    Loan repayments. . . . . . . .  (20,307)  (20,126)  (18,263)
                                   --------  --------  --------
        Net loan originations. . . $ 18,313  $     33  $ 10,291
                                   ========  ========  ========
    Loans purchased:
      Real estate loans:
        One- to four-family. . . . $  9,102  $ 11,731  $  6,643
        Land . . . . . . . . . . .      214        --        --
        Commercial . . . . . . . .       19     1,293       556
      Consumer . . . . . . . . . .       --       894        --
      Commercial business. . . . .       --       507        --
                                   --------  --------  --------
          Total loans purchased. . $  9,335  $ 14,425  $  7,199
                                   ========  ========  ========

    Management attributes the increased amounts of one- to four-family real estate loan originations in fiscal 1997 and 1996 to increased demand for such loans during those years. Moreover, Harbor Federal hired its first mortgage loan sales representative in February 1996 which provided additional one- to four-family loan production during this fiscal year. For additional information regarding Harbor Federal's commercial real estate lending, see "Commercial and Multi-Family Real Estate Lending" below.

    One- to Four-Family Residential Lending. Historically, Harbor Federal's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Harbor Federal's market area.
Harbor Federal also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences historically has been between $50,000 and $300,000, with Harbor Federal's loan amounts averaging less than $150,000. At March 31, 1997, $119.9 million, or 80.8%, of Harbor Federal's total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in Harbor Federal's market area. At March 31, 1997, $78.1 million, or 65.1%, of Harbor Federal's one- to four-family residential loans had adjustable interest rates, and $41.8 million, or 34.9%, had fixed-rates.

    Harbor Federal's one- to four-family residential mortgage loans generally are for terms of 5 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit Harbor Federal to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

    Harbor Federal's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with loan-to-value ratios in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is limited to 90%.

    Harbor Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale in the secondary market. Harbor Federal currently originates and holds all loans for portfolio. At March 31, 1997, Harbor Federal was servicing $9.2 million of loans for others. The majority of this amount, $8.9 million, is serviced for Bankers Affiliate, Inc. (formerly "Cash, Inc."), a consumer lending company in which Harbor Federal is a 1/3 owner.

    Harbor Federal offers adjustable-rate, one- to four-family residential mortgage loans. These loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity (usually, one year). The rates at which interest accrues on these loans are adjustable periodically (usually, annually), generally with limitations on adjustments of 2% per adjustment period and 6% over the life of the loan. Some of Harbor Federal's adjustable rate mortgage loans have an initial term of five to seven years before the first interest rate adjustment, with annual rate adjustments thereafter.

    The retention of adjustable-rate loans in Harbor Federal's portfolio helps reduce Harbor Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable-rate loans allow Harbor Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed-rates. Accordingly, there can be no assurance that yields on Harbor Federal's adjustable-rate loans will fully adjust to compensate for increases in Harbor Federal's cost of funds. Finally, adjustable-rate loans increase Harbor Federal's exposure to decreases in prevailing market interest rates, although decreases in Harbor Federal's cost of funds tend to offset this effect.

    Construction and Land Lending. Harbor Federal offers single family residential construction loans to qualified borrowers for construction of one- to four-family residences in Harbor Federal's market area. At March 31, 1997, one-to four-family residential construction loans constituted $6.6 million, or 4.4%, of Harbor Federal's total loans. Typically, Harbor Federal limits its construction lending to single-settlement, construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local developers to build single-family dwellings where a permanent purchase commitment has been obtained. These loans generally have adjustable interest rates and are underwritten in accordance with the same standards as Harbor Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 90%. Borrowers must satisfy all credit requirements which would apply to Harbor Federal's permanent mortgage loan financing for the subject property. While Harbor Federal's construction-permanent construction loans convert to permanent loans following construction, Harbor Federal's interim construction loans generally require repayment in full upon the completion of construction.

    Harbor Federal also offers loans for the acquisition and development of land. At March 31, 1997, land acquisition and development loans constituted $1.5 million, or 1.0%, of Harbor Federal's total loans. These loans are made on a selective basis to borrowers which management believes have the requisite experience in land development and financial strength to ensure repayment. These loans also are made in limited amounts, usually not in excess of 65% of the appraised value of the property. These loans generally provide for payments of only interest during development, and the maximum loan amount and term on these loans generally are $2,000,000 and 24 months, respectively.

    Construction and land financing are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of development or construction and the estimated cost (including interest) thereof. During the development and construction phases, a number of factors could result in delays and cost overruns. If the estimate of development or construction costs proves to be inaccurate, Harbor Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, Harbor Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or a builder to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. Harbor Federal has sought to limit this risk by restricting construction and land lending to qualified borrowers in Harbor Federal's market area and by restricting the aggregate amounts of outstanding construction and land loans.

    Commercial and Multi-Family Real Estate Lending. Harbor Federal originates limited amounts of commercial and multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. Harbor Federal's commercial and multi-family real estate loans are secured by apartments, offices, warehouses, shopping centers and other income-producing multi-family and commercial properties.
At March 31, 1997, Harbor Federal had 51 of these loans, with a median loan balance of $257,600.

    The following paragraphs set forth information regarding Harbor Federal's commercial and multi-family real estate loans with outstanding balances exceeding $500,000 at March 31, 1997. None of these loans was classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding Harbor Federal's asset classification policies, see "Asset Classification, Allowances for Losses and Non-Performing Assets."

         U.S. Post Office in Cicero, New York. In September 1994, Harbor Federal purchased a 40%. participation interest in the amount of $555,600 in a loan secured by a full service postal facility. At that time, an appraisal indicated a market value of $1,464,000, for a loan-to-value ratio of 95%. The property has been leased for use by the U.S. Postal Service, an agency whose obligations are backed by the federal government, under a 20-year lease. The loan is being amortized over twenty years for the purpose of monthly payments of principal and interest, but the full balance of the loan will be callable in September 1999. At March 31, 1997, the outstanding balance was $540,000, and the loan was fully performing in accordance with its terms.

         Warehouse/Office in Baltimore, Maryland. In June 1990, Harbor Federal made a $975,000 loan secured by warehouse/ office/parking lot. At that time, an appraisal indicated a
market value of $1,300,000,   for a loan-to-value ratio of 75%.
The loan is being amortized over twenty years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in June 2010. At March 31, 1997, the outstanding balance was $823,000, and the loan was fully performing in accordance with its terms.

         Retail Space/Restaurant in Ocean City, Maryland. In December 1995, Harbor Federal granted a $2,500,000 construction/ permanent loan secured by a restaurant and six retail outlets with Boardwalk frontage. At that time an appraisal indicated a market value of $3,600,000 for a loan to value ratio of 69%. The loan is being amortized over a period of twenty years, and the full balance is due in January 2016. At March 31, 1997 the outstanding balance was $2,445,000, and the loan was fully performing in accordance with its terms.

         Professional Real Estate Offices in Central Maryland.
In January 1996, Harbor Federal originated four separate loans to the same borrowers totaling $2,022,202 secured by four full service real estate brokerage offices. The four commercial office buildings are situated in Howard County, Maryland, Anne Arundel County, Maryland and two in Harford County, Maryland. At the time the appraisals indicated a market value of $2,795,000 for a total loan to value ratio of 75%. The loans are being amortized over thirty years for the purpose of monthly payments of principal and interest, and the full balance of the loans will be due in February 2026. At March 31, 1997 the outstanding aggregate balance was $2,007,000, and the loans were fully performing in accordance with their terms.

         Dental Offices and Two Commercial Building Lots in Baltimore County, Maryland. Harbor Federal granted three separate loans to the same borrower. One loan was made in June 1994. The property is improved with a Dental/Medical Center and had an opening balance of $295,000 and matures May 2019. At the time an appraisal indicated a value of $704,000 for a loan-to-value ratio of 42%. Additionally, two commercial building lot loans with the same borrower totaling $410,000 were made in February 1995 and November 1996 and are due to mature no later than September 1999. An appraisal on these two lots estimated a loan-to-value ratio of 76%. At March 31, 1997 the outstanding aggregate balance was $638,000, and the loans were fully performing in accordance with their terms.

         Three Commercial Buildings in Cockeysville, Maryland. Harbor Federal made two separate loans to the same borrowers.
One was settled in February 1996 for $450,000 and matures January 2016 with possible annual interest rate changes. This property is a large commercial strip specializing in antique sales. The appraisal indicated a value of $1,141,500 for a loan-to-value ratio of 39%. Furthermore a mortgage was issued to the same borrowers for $850,000 in October 1996 with the security being a full service restaurant with a liquor license and a separate catering hall. The note comes due September 2016 with interest rate changes possible on an annual basis. At the inception an appraisal was completed indicating a value of $1,520,000 for a loan-to-value ratio of 56%. At March 31, 1997 the outstanding aggregate balance was $1,286,000, and the loans were fully performing in accordance with their terms.

         Fast Food Restaurant/Two Commercial Buildings in Towson,
Maryland.   In July 1996, Harbor Federal granted two loans
totaling $780,000 on a major fast food outlet and two small commercial office buildings. At the time the appraisals indicated a market value of $1,314,000 for a loan-to-value ratio of 59%. The loans are being amortized over twenty years for the purpose of monthly payments of principal and interest, and the full balance of the loans will be due in June 2003. All associated properties have leases which are assignable to the Bank. At March 31, 1997 the outstanding aggregate balance was $772,000, and the loans were fully performing in accordance with their terms.

    In addition, at March 31, 1997 Harbor Federal had $4.6 million in 37 commercial and multi-family real estate loans with outstanding balances not exceeding $500,000, none of which was adversely classified or designated by management.

    Harbor Federal's commercial and multi-family real estate loans generally are limited to loans not exceeding $1,000,000 on properties in Harbor Federal's market area, with amortization periods and maturities of up to 30 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of 2% per year, and maximum loan-to-value ratios of 80%.

    Commercial and multi-family real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial and multi-family real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space.

    The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate currently may not exceed 400% of the institution's capital; however, the limits on commercial real estate lending do not require divestiture of any loan or investment that was lawful when made.

    Commercial Business Lending. Under laws and regulations enacted during the past several years, Harbor Federal is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of Harbor Federal's assets. Harbor Federal offers commercial business loans on a selected basis and in limited amounts. At March 31, 1997, Harbor Federal's commercial business loans totaled $1.4 million and primarily consisted of line of credit loans to developers and two term loans to a leasing company. There are eight direct line of credit loans with local developers of up to $1.7 million in the aggregate, each secured by the personal guarantee of the respective borrower. At March 31, 1997, the total outstanding balance of these loans was $1.1 million, and all of these loans were performing in accordance with their respective terms. In addition, loans to a leasing company were made in October 1996 and February 1997. The aggregate original amount of these loans was $500,000. At March 31, 1997, the aggregate outstanding balance of these loans was $277,000 (with a remaining term of approximately 62 months), and the loans were fully performing in accordance with their terms.

    Commercial business loans, including finance leases, generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding credit obligation as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the obligor. In addition, collections are dependent on the obligor's continuing financial stability, and thus are more likely to be adversely affected by job loss,
divorce, illness or personal bankruptcy.   Further, the
application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These financings may also give rise to claims and defenses by an obligor against Harbor Federal, and an obligor may be able to assert against Harbor Federal claims and defenses which it has against the seller of the underlying collateral. In underwriting commercial business loans, Harbor Federal considers the obligor's credit history, an analysis of the obligor's income, expenses and ability to repay the obligation and the value of the collateral. Harbor Federal's risks associated with commercial business loans have been minimized by the immaterial amount of such loans made by Harbor Federal.

    Consumer Lending. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Harbor Federal currently does not emphasize consumer or commercial business lending. Harbor Federal's consumer loans primarily consist of loans secured by deposit accounts at Harbor Federal. Harbor Federal makes deposit account loans for up to 90% of the face amount of the deposit balance. The interest rate on these loans generally is two percent above the rate paid on the account, and interest is billed on a monthly basis. The account must be pledged as collateral to secure the loan. For information regarding the consumer lending activities of Harbor Federal's partially owned subsidiary, Bankers Affiliate, Inc., see "Subsidiary Activities."

    Loan Solicitation and Processing. Harbor Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk in customers. Harbor Federal's solicitation programs consist of regular calls by Harbor Federal's branch managers and loan officers to local realtors and builders and advertisements in local newspapers and radio and television broadcasts. Real estate loans are originated by Harbor Federal's salaried staff loan officers as well as Harbor Federal's branch managers who also receive only salaries. Loan applications are accepted at each of Harbor Federal's offices and then submitted to the main office for processing and approval. Loans made through brokers are underwritten by Harbor Federal prior to settlement and are funded by Harbor Federal.

    Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is Harbor Federal's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by Harbor Federal. It is Harbor Federal's policy to obtain personal guarantees from the principals on all loans. Except when Harbor Federal becomes aware of a particular risk of environmental contamination, Harbor Federal generally does not obtain a formal environmental report on the real estate at the time a loan is made.

    It is Harbor Federal's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Harbor Federal makes disbursements for items such as real estate taxes.

    The Board of Directors has the overall responsibility and authority for general supervision of Harbor Federal's loan policies. The Board has established written lending policies for Harbor Federal. One- to four-family real estate loans are generally underwritten in accordance with FHLMC guidelines. The Board approves all commercial business and acquisition, development and construction loans and all loans over $500,000, the President is authorized to approve loans up to $500,000, the Vice President of Lending is authorized to approve loans up to $350,000, and Harbor Federal's branch managers are authorized to approve share loans up to 90% of a borrower's deposit balance.

    Loan applicants are promptly notified of the decision of Harbor Federal. It has been management's experience that substantially all approved loans are funded.

    Interest Rates and Loan Fees. Interest rates charged by Harbor Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and Harbor Federal's minimum yield requirements. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

    Harbor Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in Harbor Federal's market area. Loan origination fees are calculated as a percentage of the loan principal. Harbor Federal typically receives fees of between zero and two points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

    In addition to the foregoing fees, Harbor Federal receives fees for servicing loans for others. Servicing activities include the collection and processing of mortgage payments, accounting for loan funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. Loan servicing fees usually are charged as a percentage (usually, between 1/4% and 3/8%) of the balance of the loans being serviced.

    Collection Policies. When a borrower fails to make a payment on a loan, Harbor Federal generally takes immediate steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is promptly mailed to the borrower, and a late charge is imposed, if applicable. If payment is not promptly received, the borrower is contacted, and efforts are made to formulate an affirmative plan to cure the delinquency. If a loan becomes 30 days in default, a letter is mailed to the borrower requesting payment by a specified date.
At this time, the borrower is contacted by telephone. If a mortgage becomes 60 days past due, a certified letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is not made, management may pursue foreclosure or other appropriate action. Before foreclosure, it is Harbor Federal's policy to conduct an informal inspection of the subject property and, when warranted, to obtain an appropriate environmental report.

    Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. Harbor Federal regularly reviews its assets to determine whether any assets require classification r re-classification. The Board of Directors reviews and approves all classifications. At March 31, 1997, Harbor Federal had no assets classified as loss, $180,000 of assets classified as doubtful, $345,000 of assets classified as substandard and $934,000 of assets designated as special mention. Harbor Federal's total adversely classified and designated assets were $1,459,000, which represented 0.67% of Harbor Federal's total assets and 5.96% of Harbor Federal's tangible regulatory capital, at March 31, 1997. At that date, substantially all of Harbor Federal's adversely classified or designated assets were one- to four-family residences in Harbor Federal's market area, and none of such assets was in excess of $300,000.

    In extending credit, Harbor Federal recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain adequate allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, Harbor Federal's and the industry's historical and projected loss experience and current and forecasted economic conditions. Harbor Federal increases its allowance for loan losses by charging provisions for losses against income. Federal examiners may disagree with a savings institution's allowance for loan losses.

    Management actively monitors Harbor Federal's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

    Harbor Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of Harbor Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in Harbor Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, Harbor Federal transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through independent appraisal at the time of foreclosure. At March 31, 1997, Harbor Federal held no properties acquired in settlement of loans for which market prices were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Harbor Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

    The OTS has adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful;
(ii) 15% of the portfolio that is classified as substandard; and
(iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

    The following table sets forth an analysis of Harbor
Federal's allowance for loan losses (there were no recoveries) for the periods indicated.

                                        Year Ended March 31,
                                     --------------------------
                                      1997      1996     1995
                                     -----     ------   ------
                                          (In thousands)
Balance at beginning of period . . . $438       $465     $489

Charge-offs:
  Real estate - mortgage . . . . . .   --         --       20
  Commercial business. . . . . . . .   91         27        7
                                     ----       ----     ----
     Total charge-offs . . . . . . .   91         27       27
                                     ----       ----     ----
Provision for loan losses. . . . . .   33         --        3
                                     ----       ----     ----
Balance at end of period . . . . . . $380       $438     $465
                                     ====       ====     ====
Ratio of net charge-offs to
  average loans outstanding
  during the period. . . . . . . . . 0.07%      0.03%    0.03%
                                     ====       ====     ====

    The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           At March 31,
                             ----------------------------------------------------------------------
                                        1997                    1996                   1995
                             ------------------------   -----------------------  ----------------------
                                        Percent of                 Percent of              Percent of
                                        Loans in each            Loans in each           Loans in each
                                          Category to             Category to             Category to
                              Amount     Total Loans    Amount    Total Loans    Amount   Total Loans
                              ------   --------------   ------  ---------------  ------  --------------
                                                   (Dollars in thousands)
Real estate - mortgage:
  Residential. . . . . . . .  $ 155      81.48%         $ 155        82.38%      $ 165       82.08%
  Construction . . . . . . .    125       4.47            125         4.99         125        8.56
  Commercial . . . . . . . .    100       8.21            100         7.38         100        5.72
Commercial business. . . . .     --        .94             58         1.14          75        1.06
                              -----                     -----                    -----
Total allowance for
  loan losses. . . . . . . .  $ 380                     $ 438                    $ 465
                              =====                     =====                    =====

    While management believes Harbor Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Harbor Federal's assets, will not make Harbor Federal increase its loss allowance, thereby negatively affecting Harbor Federal's reported financial condition and results of operations.

    Harbor Federal ceases accruing interest on a loan when, in the opinion of management, full collection of principal or interest is in doubt, or payment of principal or interest has
become 90 days or more past due.   Interest accrued prior to a
loan becoming 90 days past due is retained in income. Such interest is considered as part of the total investment in determining the need for an allowance for losses. Any interest received in excess of the amount previously accrued on such a loan is recorded in income in the period of recovery.

    The following table sets forth information with respect to Harbor Federal's nonperforming assets at the dates indicated. At these dates, Harbor Federal did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                            At March 31,
                                     --------------------------
                                      1997      1996     1995
                                     -----     ------   ------
                                          (In thousands)
Loans accounted for on a
nonaccrual basis:
  Real Estate:
    Residential. . . . . . . . . .  $ 289     $ 403    $ 264
                                    =====     =====    =====
Percentage of nonperforming
  loans to total loans . . . . . .   0.20%     0.34%    0.26%
                                    =====     =====    =====
Other nonperforming assets (1) . .  $ 465     $  44    $  91
                                    =====     =====    =====
Percentage of nonperforming assets
  to total assets . . . . . . .  .   0.34%     0.23%    0.37%
                                    =====     =====    =====
    __________
(1) Other nonperforming assets represents property acquired by Harbor Federal through foreclosure of repossession. The property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

    During the year ended March 31, 1997, gross interest income of $11,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year amounted to $5,000. At March 31, 1997, management had identified approximately $1,170,000 of loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, and all of such loans were classified as substandard, doubtful or loss or designated as special mention. This group comprised 10 loans, all of which had balances below $300,000, and substantially all of which were secured by one- to four-family residences and were between 60 and 89 days delinquent. Management does not expect Harbor Federal to experience any material loss on these loans in the future.

MORTGAGE-BACKED SECURITIES

    Harbor Federal maintains a significant portfolio of mortgage-backed securities in the form of FHLMC, GNMA and FNMA participation certificates. FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest, and GNMA certificates are backed by the full faith and credit of the U.S. Government. Mortgage-backed securities generally entitle Harbor Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans which are exchanged for such securities, they present substantially lower credit risk, they are more liquid than individual mortgage loans, and they may be used to collateralize obligations of Harbor Federal.

    The following table sets forth information regarding Harbor
Federal's mortgage-backed securities at the dates indicated.

                                             At March 31,
                                     --------------------------
                                      1997      1996     1995
                                     -----     ------   ------
                                          (In thousands)
FHLMC . . . . . . . . . . . . . . . $ 5,753   $ 9,449   $ 6,354
GNMA. . . . . . . . . . . . . . . .   6,048     1,698     2,089
FNMA. . . . . . . . . . . . . . . .   2,243     6,638     3,226
                                    -------   -------   -------
   Total. . . . . . . . . . . . . . $14,044   $17,785   $11,669
                                    =======   =======   =======

     The following table sets forth information regarding the scheduled maturities, amortized cost, market value and weighted average yields for Harbor Federal's mortgage-backed securities at March 31, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                          One to Five Years     More Than Five Years    Total Investment Portfolio
                       ---------------------    --------------------   ----------------------------
                       Carrying      Average    Carrying     Average   Carrying   Fair    Average
                         Value        Yield      Value       Yield      Value     Value    Yield
                       --------      -------    --------    ---------  --------   ----    -------
FHLMC. . . . . . . . .  $1,338       5.47%      $ 4,415      7.51%     $ 5,753    $ 5,750   7.03%
GNMA . . . . . . . . .      --        --          6,048      7.98        6,048      6,114   7.98
FNMA . . . . . . . . .   1,189       6.09         1,054      9.04        2,243      2,270   7.47
                        ------                  -------                -------    -------
  Total. . . . . . . .  $2,511                  $11,533                $14,044    $14,134
                        ======                  =======                =======    =======

    For additional information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 3 of the Notes to Consolidated Financial Statements in the
Annual Report.

INVESTMENT ACTIVITIES

    Harbor Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. Harbor Federal may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require Harbor Federal to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings associations are required to maintain. For additional information, see "Regulation of the Bank."

    Harbor Federal invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include federal funds, securities purchased for short terms under repurchase agreements, federal government and agency obligations, investment grade corporate bonds and notes and qualified deposits in other financial institutions. Investment decisions generally are made by the Chief Executive Officer and ratified by the Board of Directors.

    Since February 1996, Harbor Federal has placed all purchased U.S. government or agency obligations in the "Available for Sale" category to remain more flexible for investment purposes. These securities and the investment in FHLMC preferred stock at March 31, 1997 had an aggregate carrying value of $22.5 million. The remaining investments in debt securities are carried at cost, adjusted for amortization of premiums and accretion for discounts on a method which approximates the interest method over the term of the related security.

    The following table sets forth information regarding Harbor
Federal's investment securities and other investments at the dates indicated.

                                            At March 31,
                                     --------------------------
                                      1997      1996     1995
                                     -----     ------   ------
                                          (In thousands)
Investment securities:
  U.S. government and agency
   obligations . . . . . . . . . .  $46,783   $48,082   $25,464
  Corporate bonds and notes. . . .       --        --       998
  Other. . . . . . . . . . . . . .      213       166       118
                                    -------   -------   -------
    Total investment securities. .   46,996    48,248    26,580
Federal funds sold . . . . . . . .    3,939     3,442     2,155
Interest-earning deposits. . . . .      276       993       143
FHLB stock . . . . . . . . . . . .    1,366     1,270     1,270
                                    -------   -------   -------
    Total. . . . . . . . . . . . .  $52,577   $53,953   $30,148
                                    =======   =======   =======

     The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for Harbor Federal's investment securities and certain other investments at March 31, 1997.

                                  One Year or Less      One to Five Years        Five to Ten Years
                                -------------------   --------------------    ----------------------
                                Carrying   Average     Carrying    Average     Carrying    Average
                                  Value     Yield       Value       Yield       Value       Yield
                                 --------  -------    ---------   --------    ---------   ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . .  $2,000      6.87%     $9,461      5.65%       $30,501      7.03%
  FHLMC stock. . . . . . . . .     213      1.47          --                       --
                                ------                ------                  -------
    Total investment
      securities . . . . . . .   2,213                 9,461                   30,501
Federal funds sold . . . . . .   3,939      6.25          --                       --
Interest-earning deposits. . .     276      6.60          --                       --
FHLB stock . . . . . . . . . .   1,366      7.25          --                       --
                                ------                ------                  -------
    Total. . . . . . . . . .    $7,794                $9,461                  $30,501
                                ======                ======                  =======

                                More than Ten Years     Total Investment Portfolio
                                -------------------   ----------------------------------
                                Carrying   Average     Carrying    Market      Average
                                  Value     Yield       Value      Value        Yield
                                 --------  -------    ---------   --------    ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . .  $4,821      7.80%     $46,783     $46,208      6.83%
  FHLMC stock. . . . . . . . .      --                    213         213      1.47
                                ------                -------     -------
    Total investment
      securities . . . . . . .   4,821                46,996       46,421
Federal funds sold . . . . . .      --                 3,939        3,939      6.25
Interest-earning deposits. . .      --                   276          276      6.60
FHLB stock . . . . . . . . . .      --                 1,366        1,366      7.25
                                ------               -------      -------

    Total. . . . . . . . . .    $4,821               $52,577      $52,002
                                ======               =======      =======

      For additional information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2 of the Notes to Consolidated Financial Statements in the
Annual Report.

 DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

      General. Deposits are the primary source of Harbor Federal's funds for lending and other investment purposes. In addition to deposits, Harbor Federal derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowings may be used to supplement Harbor Federal's available funds. Harbor Federal is authorized to borrow from the FHLB of Atlanta as well as to obtain funds through reverse repurchase agreements.

      Deposits. Harbor Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit which range in term from three to 60 months. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Harbor Federal also offers Individual Retirement Accounts ("IRAs").

      Harbor Federal's policies are designed primarily to attract deposits from local residents through Harbor Federal's branch network rather than from outside Harbor Federal's market area. Harbor Federal does not accept deposits from brokers due to their rate sensitivity. Harbor Federal's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on Harbor Federal's funds acquisition and liquidity requirements, the rates paid by Harbor Federal's competitors, Harbor Federal's growth goals and applicable regulatory restrictions and requirements.

      Deposits in Harbor Federal as of March 31, 1997 were represented by the various programs described below.

Weighted Average   Minimum                         Minimum              Percentage of
Interest Rate (1)   Term     Category               Amount    Balances  Total Savings
----------------   -------   --------              --------   --------  --------------

0.96%              None   NOW accounts             $   300    $  5,426     3.12%
3.05               None   Passbook accounts            100      31,254    17.95
 --                None   Commercial checking          750       1,066      .61
3.05               None   Christmas club                10         333      .19

                            Money Market
                            ------------

3.30               None   Money market passbook      2,500       8,329     4.78
3.39               None   Money market checking      2,500       3,798     2.18
3.98               None Money market plus passbook  10,000      12,413     7.13
3.30               None   IRA money market passbook    100         260      .15

                          Certificates of Deposit
                          -----------------------

3.20              3 month  Fixed-Term, Fixed-Rate    1,000          93      .05
5.10              6 month  Fixed-Term, Fixed-Rate    1,000       3,921     2.25
5.10              6 month  Fixed-Term, Fixed-Rate   10,000       5,593     3.21
5.42             12 month  Fixed-Term, Fixed-Rate    1,000       9,293     5.34
5.40             12 month  Fixed-Term, Fixed-Rate   10,000      18,625    10.70
5.82             18 month  Fixed-Term, Fixed-Rate    1,000      15,441     8.87
5.90             24 month  Fixed-Term, Fixed-Rate    1,000      12,908     7.42
6.31             30 month  Fixed-Term, Fixed-Rate    1,000       1,548      .89
6.06             36 month  Fixed-Term, Fixed-Rate    1,000       8,665     4.98
5.76             42 month  Fixed-Term, Fixed-Rate    1,000       1,171      .67
7.05             48 month  Fixed-Term, Fixed-Rate    1,000      18,770    10.78
6.53             60 month  Fixed-Term, Fixed-Rate    1,000      15,198     8.73
                                                              --------   ------
                                                              $174,105   100.00%
                                                              ========   ======

    The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Harbor
Federal between the dates indicated.

                                  Balance at
                                   March 31,     %      Increase
                                      1997    Deposits  Decrease)
                                   ---------  --------  ---------
Certificates . . . . . . . . . .   $111,226    63.89%   $11,137
Money market . . . . . . . . . .     24,800    14.24        469
Passbook . . . . . . . . . . . .     31,254    17.95     (1,834)
NOW. . . . . . . . . . . . . . .      5,426     3.12        (16)
Christmas Club . . . . . . . . .        333      .19        (49)
Commercial checking. . . . . . .      1,066      .61       (264)
                                   --------   ------    -------
    Total. . . . . . . . . . . .   $174,105   100.00%   $ 9,443
                                   ========   ======    =======

                         Balance at                        Balance at
                          March 31,     %      Increase     March 31,      %
                            1997    Deposits   (Decrease)      1995      Deposits
                         ---------  --------   ---------   ----------   --------
Certificates . . . . . . $100,089    60.8%      $36,511     $ 63,578      56.9%
Money market . . . . . .   24,331    14.8         4,661       19,670      17.6
Passbook . . . . . . . .   33,088    20.1         8,381       24,707      22.1
NOW. . . . . . . . . . .    5,442     3.3         2,574        2,868       2.6
Christmas Club . . . . .      382      .2           (20)         402        .3
Commercial checking. . .    1,330      .8           763          567        .5
                         --------   -----       -------     --------     -----
    Total. . . . . . . . $164,662   100.0%      $52,870     $111,792     100.0%
                         ========   =====       =======     ========     =====

    The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                     Year Ended March 31,
                                --------------------------------------------------------------------
                                        1997                  1996                    1995
                                -------------------   --------------------    ----------------------
                                Interest-             Interest-               Interst-
                                Bearing               Bearing                 Bearing
                                Demand      Time      Demand      Time        Demand        Time
                                Deposit    Deposits   Deposits   Deposits     Deposits     Deposits
                                --------   --------   ---------  --------     ---------    --------
                                                   (Dollars in thousands)
Average Balance. . . . . . .   $61,222     $103,309   $49,584    $72,991      $57,841      $60,438
Average Rate . . . . . . . .      3.19%        5.94%     3.21%      5.96%        2.86%        4.96%


    The following table sets forth the time deposits in Harbor
Federal classified by rates at the dates indicated.

                                       At March 31,
                                 --------------------------
                                  1997      1996     1995
                                 -----     ------   ------
                                      (In thousands)
    2 -  3.99% . . . . . . . .  $    118  $    298  $   2,534
    4 -  5.99% . . . . . . . .    67,143    46,455     37,654
    6 -  7.99% . . . . . . . .    43,874    53,253     20,855
    8 -  9.99% . . . . . . . .        91        83      2,535
                                --------  --------  ---------
                                $111,226  $100,089  $  63,578
                                ========  ========  =========

    The following table sets forth the amount and maturities of time deposits in Harbor Federal at March 31, 1997.

                                     Amount Due
                   -------------------------------------------------
    Rate           Less Than                         After
                   One Year   1-2 Years 2-3 Years  3 Years   Total
                   -------------------------------------------------
                                 (In thousands)
2 -  3.99% . . . . $    93   $     6   $    19    $   --   $    118
4 -  5.99% . . . .  47,158    17,122       901     1,962     67,143
6 -  7.99% . . . .   5,209    15,184    16,284     7,197     43,874
8 -  9.99% . . . .      91        --        --        --         91
                   -------   -------   -------    ------   --------
                   $52,551   $32,312   $17,204    $9,159   $111,226
                   =======   =======   =======    ======   ========

    The following table indicates the amount of the certificates of deposit of $100,000 or more in Harbor Federal by time remaining until maturity at March 31, 1997.

                                      Certificates
    Maturity Period                    of Deposit
    ---------------                   ------------
                                    (In thousands)

    Three months or less . . . . . .  $ 1,642
    Three through six months . . . .      660
    Six through nine months. . . . .    1,780
    Nine through twelve months . . .    1,371
    Over twelve months . . . . . . .    7,087
                                      -------
      Total. . . . . . . . . . . . .  $12,540
                                      =======

    The following table sets forth the deposit activities of Harbor Federal for the periods indicated.

                                    Year Ended March 31,
                                 --------------------------
                                  1997      1996     1995
                                 -----     ------   ------
                                      (In thousands)
Deposits . . . . . . . . . . .  $191,670  $159,535  $163,718
Withdrawals. . . . . . . . . .   173,760   112,608   170,291
                                --------  --------  --------
  Net increase (decrease)
    before interest credited .    17,910    46,927    (6,573)
Interest credited. . . . . . .     8,467     5,943     4,834
                                --------  --------  --------
  Net increase (decrease)
    in deposits. . . . . . . .  $  9,443  $ 52,870  $ (1,739)
                                ========  ========  ========

    Borrowings. Savings deposits historically have been the primary source of funds for Harbor Federal's lending, investment and general operating activities. Harbor Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Harbor Federal is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Atlanta are secured by Harbor Federal's stock in the FHLB and a portion of Harbor Federal's mortgage loan portfolio. At March 31, 1997, Harbor Federal had no advances outstanding from the FHLB of Atlanta.

    In addition, the Company is authorized to obtain funds through reverse repurchase agreements. Such agreements are treated as financings, and the obligation to repurchase securities sold is reflected as a liability in the consolidated statements of financial condition. The Company had outstanding financings under reverse repurchase agreements of $16.5 million and $4.5 million at March 31, 1997 and 1996, respectively. The average rates of interest on these reverse repurchase agreements were 5.68% and 5.70%, respectively.

    For additional information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 8 of Notes to Consolidated Financial Statements in the
Annual Report.

SUBSIDIARY ACTIVITIES

    Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specified community purposes. In addition, Harbor Federal received OTS approval to lend an amount of up to one-half of its regulatory capital to an affiliate, Bankers Affiliate, Inc. ("BAI") (formerly "Cash, Inc."). Harbor Federal's principal subsidiaries are Harbor Service Corporation ("HSC"), a wholly owned subsidiary that receives insurance commissions on credit life and health & accident policies written for Harbor Federal's borrowers, and BAI, a one-third owned subsidiary that makes various types of consumer and home equity loans, generally in amounts not in excess of $50,000, for customers of Harbor Federal and two other local savings institutions. At March 31, 1997, the net book values of Harbor Federal's investments in BAI and HSC totaled $2,776,730, including advances of $2,750,000 to BAI. Harbor Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly.

MARKET AREA

    Harbor Federal currently conducts its business through nine banking offices in the City of Baltimore and the Counties of Baltimore and Anne Arundel in Maryland. While Harbor Federal's primary market areas tend to be concentrated in the areas immediately surrounding each of Harbor Federal's offices, Harbor Federal accepts deposits and loan applications from throughout the greater Baltimore metropolitan area and central Maryland. At March 31, 1997, management believed that most of Harbor Federal's depositors and borrowers resided within ten miles of one of Harbor Federal's offices. The majority of loans originated by Harbor Federal are from the Central Maryland area, which is located within the greater Baltimore metropolitan area and the larger Washington-Baltimore area. The Baltimore metropolitan area is the largest in Maryland and has had a relatively stable and diversified labor force and economic base. The heaviest employment concentrations in the greater Baltimore metropolitan area in manufacturing industries are in primary metals (steel and copper), transportation equipment, fabricated materials, chemicals, machinery and electrical equipment. In addition, the Port of Baltimore is the fourth largest foreign tonnage port in the U.S. and the second largest container tonnage port on the East and Gulf Coasts.

COMPETITION

    Harbor Federal faces strong competition for deposits and loans. Harbor Federal's principal competitors for deposits are other banking institutions, such as commercial banks, credit unions and other savings institutions, as well as mutual funds and other investments. Harbor Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff. Harbor Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. Harbor Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, Harbor Federal believes it has developed strong relationships with the businesses, realtors, builders and general public in its market area. Due to Harbor Federal's small size relative to the many and various other depository and lending institutions in its market area, management believes that Harbor Federal has an insubstantial overall share of the deposit and loan market.

REGULATION OF THE BANK

    As a federally chartered savings institution, Harbor Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

    Federal Home Loan Bank System. Harbor Federal is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year,
 .3% of its total assets or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at March 31, 1997 of $1,366,000. For additional information, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

    The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 1997, Harbor Federal had no advances outstanding with the FHLB of Atlanta. See "Deposit Activity and Other Sources of Funds -- Borrowings."

    Liquidity Requirements. Harbor Federal is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less that one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of March 1997 was 9.50%.

    Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    To meet its QTL test, a savings institution's "Qualified Thrift Investments" must represent 65% of "portfolio assets." Under OTS implementing regulations, portfolio assets are defined as total assets less intangibles, property used by an institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of
(i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. In addition, subject to a 20% of portfolio assets limit, institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. Qualified Thrift Investments do not include any intangible asset.

    A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. An institution will cease to be a Qualified Thrift Lender if its percentage of Qualified Thrift Investments as measured by monthly averages over the immediately preceding 12-month period falls below 65% for four or more months. An institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

    At March 31, 1997, approximately 77.6% of Harbor Federal's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

    Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for certain purchased mortgage servicing rights. The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks ("nonincludable subsidiaries"), other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of March 31, 1997, Harbor Federal had no material investments in or extensions of credit to nonincludable subsidiaries.

    OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of March 31, 1997, Harbor Federal had no such transactions.

    Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require the institution to net its debt and equity investments against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At March 31, 1997, Harbor Federal's adjusted total assets for purposes of the core and tangible capital requirements were $217.9 million.

    In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's general loss allowances.

    The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, assets are assigned a risk weight between zero and 100%, based on their general risk characteristics. As of March 31, 1997, the Bank's risk-weighted assets were approximately $91.5 million.

    The OTS has adopted but delayed effectiveness of an amendment to its risk-based capital requirements that would require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. An institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

    The OTS will calculate the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Management does not believe that Harbor Federal would have been deemed to have had more than normal interest rate risk under the rule as of March 31, 1997.

    At March 31, 1997, Harbor Federal substantially exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's regulatory capital compliance at March 31, 1997.

                                                 Percent of
                                   Amount        Assets (1)
                                   ------        ----------
                                    (Dollars in thousands)
Tangible Capital. . . . . . . . .  $24,479         11.2%
Tangible Capital Requirement. . .    3,268          1.5
                                   -------         ----
  Excess. . . . . . . . . . . . .  $21,211          9.7%
                                   =======         ====
Core Capital. . . . . . . . . . .  $24,479         11.2%
Core Capital Requirement. . . . .    6,536          3.0
                                   -------         ----
  Excess. . . . . . . . . . . . .  $17,943          8.2%
                                   =======         ====
Total Capital . . . . . . . . . .  $24,859         27.2%
Risk-Based Capital Requirement. .    7,320          8.0
                                   -------         ----
  Excess. . . . . . . . . . . . .  $17,539         19.2%
                                   =======         ====
____________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.

    The capital standards for savings institutions must be no less stringent than the capital standards applicable to national banks. Effective December 31, 1990, regulations of the Office of the Comptroller of the Currency ("OCC") established a new minimum core capital ratio of 3% for the most highly rated national banks, with an additional 100 to 200 basis point "cushion" amount of additional capital required on a case-by-case basis, considering the quality of risk management systems and the overall risk in individual banks. The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3% for institutions rated Composite 1 under the OTS examination rating system. For all other institutions, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 points. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual institution through the supervisory process on a case-by-case basis.

    In addition to requiring generally applicable capital standards for institutions, the Director of the OTS is authorized to establish the minimum level of capital for an institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

    Deposit Insurance. Harbor Federal is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

    The FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

    For the past several semi-annual periods, savings institutions with SAIF-assessable deposits, like Harbor Federal, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment, the Bank incurred a pre-tax expense of $806,000 during the quarter ended September 30, 1996.

    The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until

December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

    SAIF members generally are prohibited from converting to the BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to the SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution may adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

    The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the institution is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

    Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of net transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of March 31, 1997, Harbor Federal met its reserve requirements.

    Dividend Restrictions. OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by Harbor Federal. Under these regulations, an institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Bank") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. An institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Bank") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. An institution that fails to meet current minimum capital requirements (a "Tier 3 Bank") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Bank that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Bank. Despite the above authority, the OTS may prohibit any institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice.

    Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "Prompt Corrective Regulatory Action."

    In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit either company's bad debt deduction or create federal tax liabilities. Also, Harbor Federal would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion.

    Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, an institution's loans and extensions of credit outstanding to a person at one time shall not exceed 15% of the unimpaired capital and surplus of the institution. An institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits.

    At March 31, 1997, the maximum amount that Harbor Federal could have lent to any one borrower under the 15% limit was approximately $3.6 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $2.5 million.

    Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

    Further, savings institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under
Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of an institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

    Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

    Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

    Under the OTS regulation, implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). An institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a Composite 1 rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a Composite 1 rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or
(iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any Composite rating category.

    Standards for Safety and Soundness. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The OTS guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that Harbor Federal meet substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect its operations.

    Additionally, each federal banking agency is required to establish standards relating to the adequacy of asset and earnings quality. In 1995, these agencies, including the OTS, issued proposed guidelines relating to asset and earnings quality. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset and earnings standards, in the form proposed by the OTS, would have a material effect on Harbor Federal.

REGULATION OF THE COMPANY

    The Company is a savings institution holding company and, as such, subject to OTS registration, regulation, examination, supervision and reporting requirements. As a subsidiary of a savings institution holding company, Harbor Federal is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

    Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings institution holding company. There are generally no restrictions on the activities of a unitary savings institution holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by an institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test." Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the activities of unitary savings institution holding companies in the future.

    If the Company were to acquire control of another savings institution, other than through merger or other business combination with Harbor Federal, the Company would thereupon become a multiple savings institution holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings institution holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings institution holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings institution holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

    Restrictions on Acquisitions. Savings institution holding companies may not acquire, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings institution holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of an institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings institution holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution, and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of an institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings institution holding company.

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings institution holding company which controls savings institutions in more than one state if: (i) the multiple savings institution holding company involved controls an institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIC Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings institution holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

    OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a "domestic building and loan association" under 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application. Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the branching activities of federal savings institutions in the future.

    Under the Bank Holding Company Act of 1956, as amended, bank holding companies are specifically authorized to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating an institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls an institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

    Federal Securities Law. The Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), and under OTS regulations generally may not be deregistered for at least three years after the Conversion. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

TAXATION

    The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

    Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. However, institutions such as Harbor Federal which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

    Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Harbor Federal will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income of Harbor Federal from the recapture because the taxes on these bad debts reserves have been accrued as a deferred tax liability.

    The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement."
This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. Harbor Federal met this requirement for the taxable year ended March 31, 1997.

    Harbor Federal historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of March 31, 1997, more than the required amount of the Bank's total assets fell within such category.

    Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

    State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. In addition, Maryland imposes a franchise tax, at a rate of 0.013% of the total withdrawal value of the deposits that a savings and loan association holds in Maryland at December 31 each year.

    Harbor Federal's federal and state income tax returns have been audited through December 31, 1993. For additional information, see Note 9 of the Notes to Consolidated Financial
Statements in the Annual Report.

EMPLOYEES

    As of March 31, 1997, Harbor Federal had 45 full-time and six part-time employees, none of whom was represented by a collective bargaining agreement.

EXECUTIVE OFFICERS

    The following table sets forth information as of March 31, 1997 regarding the executive officer of Harbor Federal who did not serve on the Board of Directors.

Name                 Age     Title
----                 ---     -----
Norbert J. Luken     59      Vice President and Chief Financial Officer

    NORBERT J. LUKEN has been with Harbor Federal since 1969, and is currently Vice President and Chief Financial Officer. He has served as Treasurer of Financial Managers Society, Maryland Chapter, Committeeman and Treasurer of Boy Scout Troop 746, Shot Tower District Chairman of the Baltimore Area Council, BSA, and a member of the St. Joseph's Catholic Church Choir, and the Archdiocesan Choir of Baltimore.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The following table sets forth information regarding Harbor
Federal's locations at March 31, 1997.

                              Year               Book Value                    Deposits at
                           Opened or  Owned or  at March 31,   Approximate   March 31, 1997
                           Acquired    Leased      1997      Square Footage  (In thousands)
                           ---------  --------  ------------ --------------  --------------
Main Office:
  Towson --
  705 York Road             1993       Owned    $1,241,200       8,300        $14,530

Branch Offices:
  South Baltimore --
  132 East Fort Avenue      1887       Owned        25,800       3,300         26,925

  Riviera Beach --
  8553 Ft. Smallwood Road   1972       Owned        56,100       2,200         26,747

  Locust Point --
  1350 East Fort Avenue     1981       Owned        76,500       1,400         10,945

  Highlandtown --
  3200 Eastern Avenue       1910       Owned       145,900       5,300         29,900
     Parkville --
  7917 Harford Road         1989       Owned       115,300       1,600         20,065

                              Year               Book Value                    Deposits at
                           Opened or  Owned or  at March 31,   Approximate   March 31, 1997
                           Acquired    Leased      1997      Square Footage  (In thousands)
                           ---------  --------  ------------ --------------  --------------
  Pikesville --
  507 Reisterstown Road     1996      Leased       9,500        1,500          21,253

  Putty Hill --
  8030 Belair Road          1996      Owned      220,900        2,400          12,166

  Roland Park --
  4806 Roland Avenue        1996      Leased       7,900        1,800          11,574

 Automated Teller Machine:
  Ocean City --
  Boardwalk at N.
    Division St.            1996      Leased      26,000          200              --

    The book value of Harbor Federal's investment in premises and equipment totaled $1.9 million at March 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    From time to time, Harbor Federal is a party to various legal proceedings incident to its business. At March 31, 1997, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    The information required by this item is incorporated by reference to "Item 1. Business -- Regulation -- Dividend Limitations" herein and "Market Information," "Market Price of Common Stock and Dividend Information" and Note 11 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
--------------------------------------------------------

    The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the portions of the Annual Report filed as Exhibit 13 to this report.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

    The financial statements required by this item are incorporated by reference to the consolidated financial statements, notes to consolidated financial statements and independent auditors' report in the portions of the Annual
Report filed as Exhibit 13 to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

    Not applicable.

                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT
---------------------------------------------------------------

    The information required by this item is incorporated by reference to "Election of Directors" in the Proxy Statement and "Item 1. Description of Business -- Executive Officers" herein.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

    The information required by this item is incorporated by reference to "Voting Securities and Principal Holders
Thereof" and "Election of Directors" in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information required by this item is incorporated by reference "Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    (a) The following exhibits either are filed as part of this report or are incorporated herein by reference:

    No.            Description
    ---            -----------
    3.1         Articles of Incorporation of Harbor Federal
                Bancorp, Inc. *

    3.2         Bylaws of Harbor Federal Bancorp, Inc. *

    4           Form of Common Stock Certificate *

    10.1        Employment Agreements between Harbor Federal
                Bancorp, Inc. and Harbor Federal
                Savings Bank and Robert A. Williams **

    10.2        Severance Agreements between Harbor Federal
                Bancorp, Inc. and Harbor Federal Savings Bank and Lawrence W. Williams and Norbert J. Luken **

    10.3        Harbor Federal Savings Bank Non-Employee Director
                Retirement Plan **

    10.4        Harbor Federal Savings Bank Deferred Compensation
                Plan *

    10.5        Harbor Federal Savings Bank Supplemental
                Executive Retirement Agreement *

    10.6        Harbor Federal Bancorp, Inc. Employee Stock
                Ownership Plan, as amended *

    10.7        Harbor Federal Bancorp, Inc. Incentive
                Compensation Plan, as amended *

    13          Portions of 1997 Annual Report to Stockholders

    21          Subsidiaries *

    23          Consent of KPMG Peat Marwick LLP

    27          Financial Data Schedule

___________
*   Incorporated by reference to the Company's Registration
    Sttatement on Form S-1 (File No. 33-75624).
** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1994.


    (b) No report on Form 8-K was filed during the last quarter of the fiscal year covered by this report.

                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.

                             HARBOR FEDERAL BANCORP, INC.


Date:  June 27, 1997         By: /s/ Robert A. Williams
                                 ------------------------
                                 Robert A. Williams
                                 President
                                 (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.

By: /s/ Robert A. Williams
    -----------------------
    Robert A. Williams
    President
    (Director and Principal Executive Officer)


By: /s/ Norbert J. Luken
    ----------------------
    Norbert J. Luken
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Louis V. Koerber
    -------------------------
    Louis V. Koerber
    Director


By: /s/ Joseph J. Lacy
    -------------------------
    Joseph J. Lacy
    Director


By: /s/ John H. Riehl, III
    -------------------------
    John H. Riehl, III
    Director


By: /s/ J. Kemp Roche
    -------------------------
    J. Kemp Roche
    Director


By: /s/ Gideon N. Stieff, Jr.
    -------------------------
     Gideon N. Stieff, Jr.
     Director

By: /s/ Lawrence W. Williams
    -------------------------
    Lawrence W. Williams
    Director