Form 10QSB
period 1997-06-30
HARBOR FEDERAL BANCORP INC
filed 1997-08-14
CIK 919553

                             FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

MARK ONE

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                  OR

         TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF
-------  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File Number:  0-24194
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

     As of June 30, 1997, 1,693,420 shares of the registrant's
Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional small business disclosure format  (check one):
YES          NO    X
    -------     ------

                      HARBOR FEDERAL BANCORP, INC.

                        Baltimore, Maryland

                              INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

               Consolidated Statements of Financial Condition
               -- As of June 30, 1997 (Unaudited) and
               March 31, 1997

               Consolidated Statements of Income -- (Unaudited) for the three months period ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows --
               (Unaudited) for the three months ended June 30, 1997 and 1996

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

     Item 3.   Defaults Upon Senior Securities
               -------------------------------

     Item 4.   Submission of Matters to a Vote of Security
               Holders
               -------------------------------------------

     Item 5.   Other Information
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

                PART I.    FINANCIAL INFORMATION

                        HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                                             June 30,       March 31,
                                               1997            1997
                                          ------------     ------------
Assets
------
Cash:
  On hand and due from banks              $  1,713,728      1,482,872
  Interest-bearing deposits                    199,374        275,962
Federal funds sold                             543,565      3,939,419
Investment securities, fair value
  of $45,906,579 and $46,968,577,
  respectively                           46,221,809     47,543,418
Mortgage-backed securities, fair value
  of $13,420,552 and $14,251,452,
  respectively                           13,276,417     14,161,239
Loans receivable, net                      147,545,169    144,701,746
Investment in Federal Home Loan
  Bank stock, at cost                        1,366,000      1,366,000
Investment in real estate, net                      --        465,136
Investment in and advances to affiliated
      corporation                              2,875,000      2,775,000
Property and equipment, net                  1,917,825      1,938,699
Prepaid expenses and other assets              711,143        812,693
                                          ------------    -----------
      Total assets                        $216,370,030    219,462,184
                                          ============    ===========

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
  Savings accounts                        $170,579,592    171,466,629
  Borrowed funds                            13,500,000     16,500,000
  Advance payments by borrowers for
    taxes, insurance and ground rents        2,642,353      1,902,414
  Accrued expenses and other liabilities     1,480,045      1,296,861
  Federal and state income taxes payable       268,895         71,501
                                          ------------    -----------
      Total liabilities                    188,470,885    191,237,405
                                          ------------    -----------
Stockholders' Equity:
  Preferred stock $0.01 par value;
    authorized 5,000,000 shares;
    none issued                                       --             --
  Common stock $0.01 par value;
    authorized 20,000,000 shares;
    1,693,420 and 1,754,420 shares
    issued and outstanding                      16,934         17,544
  Additional paid-in capital                12,677,971     13,611,599
  Unearned ESOP shares                      (1,136,840)    (1,136,840)
  Retained income, substantially
    restricted                              16,301,030     16,068,969
  Unrealized holding gain (loss) on
    securities available for sale, net          40,050       (336,493)
                                          ------------    -----------
      Total stockholders' equity            27,899,145     28,224,779
                                          ------------    -----------
      Total liabilities and stockholders'
        equity                            $216,370,030    219,462,184
                                          ============    ===========

See accompanying notes to consolidated financial statements.

                            HARBOR FEDERAL BANCORP, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Income
                                    (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                            -------------------
                                                              1997       1996
                                                            -------     -------
Interest income:
  Loans receivable                                          $2,870,256  2,337,434
  Mortgage-backed securities                                   248,054    323,133
  Investment securities                                        826,278    854,074
  Interest-earning deposits and other short-term
    investments                                                 75,697     77,075
                                                            ----------  ---------
       Total interest income                                 4,020,285  3,591,716
                                                            ----------  ---------
Interest expense:
  Savings accounts:
    Certificates                                             1,657,697  1,552,668
    NOW and money market deposit accounts                      249,736    266,960
    Passbook and statement savings                             257,234    269,824
                                                            ----------  ---------
                                                             2,164,667  2,089,452
  Borrowed funds                                               232,920     80,988
                                                            ----------  ---------
       Total interest expense                                2,397,587  2,170,440
                                                            ----------  ---------
       Net interest income                                   1,622,698  1,421,276

Provisions for losses on loans                                 30,000         --
                                                            ----------  ---------
       Net interest income after provision for
         losses on loans                                     1,592,698  1,421,276
                                                            ----------  ---------
Noninterest income:
  Loan fees and service charges                                 18,453     15,998
  Other                                                         43,511     58,779
                                                            ----------  ---------
       Total noninterest income                                 61,964     74,777
                                                            ----------  ---------
Noninterest expense:
  Compensation and benefits                                    646,342    580,430
  Occupancy and equipment                                      108,968    104,304
  SAIF deposit insurance premiums                               22,711     72,274
  Advertising                                                   20,845     50,661
  Other                                                        197,344    168,429
                                                            ----------  ---------
       Total noninterest expense                               996,210    976,098
                                                            ----------  ---------
       Income before income taxes                              658,452    519,955
Income taxes                                                   254,350    200,800
                                                            ----------  ---------
           Net income                                       $  404,102    319,155
                                                            ==========  =========
Net income per share of common stock:
   Primary                                                  $      .25        .20
                                                            ----------  ---------
   Fully-diluted                                            $      .25        .20
                                                            ----------  ---------

See accompanying notes to consolidated financial statements.

                      HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                    Three Months Ended
                                                        June 30,
                                                    ---------------------
                                                      1996         1995
                                                    -------       -------
Cash flows from operating activities
  Net income                                         $  404,102    319,155
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         33,637     36,331
    Provision for losses on loans                        30,000         --
    Amortization of premium on savings deposits          95,346     95,346
    Non-cash compensation under stock-based
      benefit plans                                     (70,550)      (547)
    Amortization of loan fees, premiums and
      discounts, net                                    (26,043)   (34,388)
    Increase in prepaid expenses and other assets      (134,615)  (318,954)
    Increase in accrued expenses and other
      liabilities                                       289,620    193,337
    Increase in federal and state income taxes
      payable                                           197,394    230,051
    Increase in accrued interest receivable            (329,310)  (430,761)
    Decrease in accrued interest payable                 (4,436)   (17,405)
                                                   ------------ ----------
         Net cash provided by operating activities      485,145     72,165
                                                   ------------ ----------

Cash flows from investing activities:
  Maturities of investment securities held
    to maturity                                      2,090,909          --
  Purchase of investment securities available
    for sale                                                --  (1,000,000)
  Purchase of mortgage-backed securities
    available for sale                                      --  (4,996,875)
  Sale of mortgage-backed securities available
    for sale                                                --   3,538,099
  Mortgage-backed securities held to maturity
    principal repayments                               783,856     914,174
  Mortgage-backed securities available for sale
    principal repayments                               218,021     471,851
  Increase (decrease) in investment in real estate     465,136      (7,675)
  Loan principal disbursements, net of repayments     (486,661) (4,133,699)
  Loans originated for sale, net of repayments      (1,733,066)   (458,750)
  Loan purchases                                      (571,990) (2,970,880)
  Purchases of property and equipment, net             (12,763)    (75,639)
  Increase in investments in and advances to
    affiliated corporation, net                       (100,000)         --
                                                   ------------ ----------
  Net cash provided by (used in) investing
    activities                                  $   653,442  (8,719,394)
                                                   ------------ ----------
                                                                (Continued)

                      HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                      1996         1995
                                                    -------       -------

Cash flows from financing activities:
  Net decrease in savings deposits                  $  (982,383)   (480,078)
  Repayment of borrowed funds                        (3,000,000)         --
  Increase in borrowed funds                                 --   4,000,000
  Increase in advance payments by borrowers
    for taxes, insurance and ground rents                  739,939     643,793
    Purchase of stock to fund stock option trust             --      (8,987)
    Purchase of treasury stock                         (965,687)         --
    Dividends paid                                     (172,042)   (175,442)
                                                    -----------  ----------

      Net cash provided by (used in) financing
        activities                                   (4,380,173)  3,979,286
                                                    -----------  ----------
Net decrease in cash and cash equivalents               (3,241,586) (4,667,943)
Cash and cash equivalents at beginning of year        5,698,253   6,249,221
                                                    -----------  ----------
Cash and cash equivalents at end of year               $ 2,456,667   1,581,278
                                                    ===========  ==========
Supplemental information -- noncash investing
  activities:

    Unrealized holding gain (loss) on securities
      available for sale, net of income tax
      effect                                     $   376,543    (300,743)
                                                    ===========  ==========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

            Three Months Ended June 30, 1997
                        (Unaudited)

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

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the three months ended June 30, 1997 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998. Actual results could differ significantly from those estimates.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of Harbor Federal Savings Bank, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage, Inc.. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At June 30, 1997, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 5 -- Earnings per Common Share.  For the three months ended
June 30, 1997, primary and fully-diluted net income per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 1,621,906 shares and 1,627,108 shares, respectively.

Note 6 -- Investment Securities. Investment securities available for sale included in total investment securities have a book and fair market value of $22,978,130 at June 30, 1997 and $22,519,150 at March 31, 1997 and related accrued interest of $454,421 at June 30, 1997 and $171,221 at March 31, 1997.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $7,996,364 at June 30, 1997 and $8,088,949 at March 31, 1997 and related accrued interest of $67,623 at June 30, 1997 and $49,821 at March 31, 1997.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


     The following discussion analyzes the financial condition of the Company at June 30, 1997 and March 31, 1997 and the results of operations of the Company for the three months ended June 30, 1997 and 1996.

Financial Condition
-------------------
     Harbor Federal's total assets decreased by $3.1 million or 1.4% to $216.4 million at June 30, 1997 from $219.5 million at March 31, 1997. The decrease in total assets resulted from reduction in federal funds sold of $3.4 million or 86.2% to $544,000 at June 30, 1997 from $3.9 million at March 31, 1997.
These funds were used to reduce borrowed funds by $3.0 million or 18.2% to $13.5 million at June 30, 1997 from $16.5 million at March 31, 1997.

     Loans receivable, net increased by $2.8 million or 2.0% to $147.5 million at June 30, 1997 from $144.7 million at March 31, 1997. This increase was due in part to a greater demand for loans during this quarter. The increase was funded in part by a reduction in investment securities of $1.3 million or 2.8% to $46.2 million at June 30, 1997 from $47.5 million at March 31,1997 and a reduction in mortgage-backed securities of $900,000 or 6.2% to $13.3 million at June 30, 1997 from $14.2 million at March 31, 1997.

Results of Operations
---------------------
     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting of savings accounts and borrowed funds. Net income for the three months ended June 30, 1997 increased $85,000 or 26.6% to $404,000 from $319,000 for the three months ended June 30, 1996.

     Interest Income. Total interest income increased by $429,000 or 11.9% to $4.02 million for the three months ended June 30, 1997 from $3.59 million for the three months ended June 30, 1996. The increase in interest income was primarily attributable to an increase in average loan receivables to $146.1 million for the quarter ended June 30, 1997 from $120.0 million for the quarter ended June 30, 1996 and an increase in the average yield on Harbor Federal's average interest-earning assets to 7.53% for the three months ended June 30, 1997 from 7.43% for the three months ended June 30, 1996. The increase in average loans receivables was primarily due to increased loan production over normal repayment.

     Interest Expense. Total interest expense increased by $227,000 or 10.5% to $2.40 million for the three months ended June 30, 1997 from $2.17 million for the three months ended June 30, 1996. The increase was attributable to an increase in average deposits and borrowings by $19.0 million or 11.4% to $186.3 million for the three months ended June 30, 1997 from $167.3 million for the three months ended June 30, 1996, partially offset by a decrease in average cost of deposits and borrowings to 5.15% for the three months ended June 30, 1997 from 5.19% for the three months ended June 30, 1996.

     Net Interest Income. Net interest income increased by $201,000 or 14.2% to $1.62 million for the three months ended June 30, 1997 from $1.42 million for the three months ended June 30, 1996. The principal reason for the increase in net interest income was an increase in Harbor Federal's net interest margin to 3.04% for the three months ended June 30, 1997 from 2.94% for the three months ended June 30, 1996.

    Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of non-performing loans and regulatory reviews conducted in the regulatory examination process. There was a $30,000 provision for loan losses during the three months ended June 30, 1997 and no provision for loan losses for the same period in 1996. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at June 30, 1997.

     Noninterest Income. Noninterest income decreased by $12,800 or 17.1% to $62,000 for the three months ended June 30, 1997 from $74,800 for the three months ended June 30, 1996. This was primarily due to a reduction in miscellaneous income.

     Noninterest Expense. Noninterest expense increased by $20,000 or 2.1% to $996,000 for the three months ended June 30, 1997, from $976,000 for the three months ended June 30, 1996. The increase in noninterest expense resulted primarily from increases in compensation and benefit expense of $66,000, partially offset by a decrease in SAIF deposit insurance premium expense of $50,000.

     The increase in compensation and benefit expense were partly attributable to a normal 5% pay increase for most employees and the addition of several employees in a new subsidiary mortgage banking operation which began during this quarter. This subsidiary will be focusing on VA, FHA and long term fixed rate mortgages suitable for sale on the secondary market. The reduction in the SAIF deposit insurance premium was due to the one-time funding of the SAIF deposit insurance fund in September 1996 thereby causing a reduction in the regular annual assessment for the future.

Liquidity and Capital Resources
-------------------------------
     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. Harbor Federal's liquidity ratio averaged 8.22% for the three months ended June 30, 1997. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the three months ended June 30, 1997, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $3.2 million.

     The Company had $2.5 million in outstanding loan commitments at June 30, 1997. Harbor Federal expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

NEW ACCOUNTING STANDARDS

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement will require, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of financial assets. In December 1996, SFAS No. 127 was issued which deferred the effective date of certain provisions of SFAS No. 125 related to repurchase agreements, securities lending and similar transactions until January 1, 1998. The Company adopted the provisions of SFAS No. 125 as of January 1, 1997, and the adoption did not have a material effect on the Company's reported financial condition or results of operations.

     Earnings per Share. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for the financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the consolidated statement of income and the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
Earlier application is not permitted but disclosure of pro forma EPS amounts computed using the standards established by SFAS No. 128 is permitted in the notes to financial statements for periods ending prior to the effective date.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings
                    -----------------

                    From time to time Harbor Federal is a party to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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




Date: August 14, 1997      By /s/ Robert A. Williams
                              -----------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)



Date: August 14, 1997      By /s/ Norbert J. Luken
                              -----------------------------
                              Norbert J. Luken
                              Treasurer
                              (Principal Financial Officer)