Form 10QSB
period 1997-09-30
HARBOR FEDERAL BANCORP INC
filed 1997-11-07
CIK 919553

                             FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

MARK ONE

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     As of September 30, 1997, 1,693,420 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional small business disclosure format  (check one):
YES          NO    X
    -------     ------

                      HARBOR FEDERAL BANCORP, INC.

                        Baltimore, Maryland

                              INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

               Consolidated Statements of Financial Condition
               -- As of September 30, 1997 (Unaudited) and
               March 31, 1997

               Consolidated Statements of Income -- (Unaudited) for the three months period ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows --
               (Unaudited) for the six and three months ended
                September 30, 1997 and 1996

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

     Item 3.   Defaults Upon Senior Securities
               -------------------------------

     Item 4.   Submission of Matters to a Vote of Security
               Holders
               -------------------------------------------

     Item 5.   Other Information
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

                PART I.    FINANCIAL INFORMATION

                        HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                                                 September 30,     March 31,
                                                     1997            1997
                                                 ------------     ------------
Assets                                            (Unaudited)
------
Cash:
      On hand and due from banks                 $  1,953,543      1,482,872
      Interest-bearing deposits                       176,490        275,962
Federal funds sold                                  1,935,705      3,939,419

Investment securities, fair value of $44,004,036
      and $46,968,577, respectively                44,115,853     47,543,418
Mortgage-backed securities, fair value of
      $12,842,397 and $14,251,452, respectively    12,675,178     14,161,239
Loans receivable, net                             149,487,372    144,701,746
Investment in Federal Home Loan Bank stock,
      at cost                                       1,366,000      1,366,000

Investment in real estate, net                         67,795        465,136

Investment in and advances to affiliated
      corporation                                   2,925,000      2,775,000
Property and equipment , net                        1,888,920      1,938,699
Prepaid expenses and other assets                     610,538        812,693
                                                 ------------    -----------
            Total assets                         $217,202,394    219,462,184
                                                 ============    ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
      Savings accounts                           $171,727,075    171,466,629
      Borrowed funds                               14,723,000     16,500,000
      Advance payments by borrowers for taxes,
            insurance and ground rents                580,169      1,902,414
      Accrued expenses and other liabilities        1,777,776      1,296,861
      Federal and state income taxes payable           37,658         71,501
                                                 ------------    -----------
            Total liabilities                     188,845,678    191,237,405
                                                 ============    ===========

Stockholders' Equity:
      Preferred stock $0.01 par value;
        authorized 5,000,000 shares;
        none issued                                        --             --
      Common stock $0.01 par value; authorized
        20,000,000 shares; 1,693,420 and
        1,754,420 shares issued and outstanding        16,934         17,544
      Additional paid-in capital                   12,738,375     13,611,599
      Unearned ESOP shares                         (1,136,840)    (1,136,840)
      Retained income, substantially restricted    16,509,052     16,068,969
      Unrealized holding gain (loss) on securities
        available for sale, net                       229,195       (336,493)
                                                 ------------    -----------
            Total stockholders' equity             28,356,716     28,224,779
                                                 ------------    -----------
            Total liabilities and stockholders'
              equity                             $217,202,394    219,462,184
                                                 ============    ===========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

               Consolidated Statements of Income
                          (Unaudited)

                                           Six Months Ended      Three Months Ended
                                             September 30,           September 30,
                                           ----------------      ------------------
                                           1997        1996      1997          1996
                                           ----        ----      ----          ----
Interest income:
  Loans receivable                        $5,796,882  4,893,551  2,926,626   2,556,117
  Mortgage-backed securities                 485,798    640,834    237,744     317,701
  Investment securities                    1,597,358  1,712,417    771,080     858,343

  Interest-earning deposits and other
    short-term investments                   155,768    153,826     80,071      76,751
                                          ---------- ---------- ----------  ----------
      Total interest income                8,035,806  7,400,628  4,015,521   3,808,912
                                          ---------- ---------- ----------  ----------

Interest expense:
  Savings accounts:
    Certificates                           3,318,440  3,108,888  1,660,743   1,556,220
    NOW and money market deposit accounts    504,020    539,584    254,284     272,624
    Passbook and statement savings           514,076    535,367    256,842     265,543
                                          ---------- ---------- ----------  ----------
                                           4,336,536  4,183,839  2,171,869   2,094,387
    Borrowed funds                           449,176    327,292    216,256     246,304
                                          ---------- ---------- ----------  ----------
       Total interest expense              4,785,712  4,511,131  2,388,125   2,340,691
                                          ---------- ---------- ----------  ----------
       Net interest income                 3,250,094  2,889,497  1,627,396   1,468,221

Provision for losses on loans                 40,000     32,605     10,000      32,605
                                          ---------- ---------- ----------  ----------
       Net interest income after provision
         for losses on loans               3,210,094  2,856,892  1,617,396   1,435,616
                                          ---------- ---------- ----------  ----------
Noninterest income:
  Loan fees and service charges               71,727     33,102     53,274      17,104
  Other                                       85,988    113,368     42,477      54,589
                                          ---------- ---------- ----------  ----------
      Total noninterest income               157,715    146,470     95,751      71,693
                                          ---------- ---------- ----------  ----------

Noninterest expense:
  Compensation and benefits                1,337,160  1,153,756    690,818     573,326
  Occupancy and equipment                    224,912    217,740    115,944     113,437
  SAIF deposit insurance premiums             45,208    951,276     22,497     879,002
  Advertising                                 48,958     80,257     28,113      29,596
  Other                                      383,123    314,561    185,779     146,131
                                          ---------- ---------- ----------  ----------
      Total noninterest expense            2,039,361  2,717,590  1,043,151   1,741,492
                                          ---------- ---------- ----------  ----------
      Income (loss) before income taxes    1,328,448    285,772    669,996    (234,183)
Income tax provision (benefit)               513,113    110,350    258,763     (90,450)
                                          ---------- ---------- ----------  ----------
      Net income (loss)                   $  815,335    175,422    411,233    (143,733)
                                          ========== ========== ==========  ==========

Net income (loss) per share of common stock
  Primary                                 $      .50        .11        .25        (.09)
                                          ========== ========== ==========  ==========
  Fully-diluted                           $      .50        .11        .25        (.09)
                                          ========== ========== ==========  ==========

 See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                            Six Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
Cash flows from operating activities
  Net income                                              $  815,335       175,422
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation                                             67,650        73,780
     Provision for losses on loans                            40,000        32,605
     Amortization of premium on savings deposits             190,692       190,692
     Non-cash compensation under stock-based benefit
      plans                                                 (141,100)      (17,664)
     Loans originated for sale, net of repayments         (3,215,734)           --
     Amortization of loan fees, premiums and
      discounts, net                                         (80,362)      (24,475)
     Increase in prepaid expenses and other assets          (154,265)     (354,167)
     Increase in accrued expenses and other liabilities      722,882     1,704,919
     Decrease in federal and state income taxes payable      (33,843)      (55,554)
     Increase in accrued interest receivable                  20,778        54,335
     Decrease in accrued interest payable                    (37,967)     (149,653)
                                                          ----------    ----------
    Net cash provided by (used in) operating activities   (1,805,934)    1,630,240
                                                          ----------    ----------

Cash flows from investing activities:
    Maturities of investment securities available for
     sale                                                  1,000,000            --
    Maturities of investment securities held to maturity   3,090,909            --
    Purchase of investment securities available for sale          --    (1,000,000)
    Purchase of mortgage-backed securities available for
      sale                                                        --    (4,996,875)
    Sale of mortgage-backed securities available for sale         --     3,538,099
    Mortgage-backed securities held to maturity principal
      repayments                                           1,145,971     1,731,462
    Mortgage-backed securities available for sale
      principal repayments                                   493,684       723,974
    Decrease (increase) in investment in real estate         397,341        (7,675)
    Loan principal disbursements, net of repayments         (438,226)  (14,448,464)
    Loan purchases                                        (1,006,911)   (6,071,021)
    Purchases of property and equipment, net                 (17,871)      (88,336)
    Increase in investments in and advances to affiliated
      corporation, net                                      (150,000)           --
                                                          ----------    ----------
         Net cash provided by (used in) investing
           activities                                      4,514,897    (20,618,836)
                                                          ----------    ----------

                                                                       (Continued)
/TABLE

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                          (Unaudited)


                                                            Six Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
Cash flows from financing activities:
    Net increase in savings deposits                       69,754        13,707
    Repayment of borrowed funds                        (6,500,000)   (5,500,000)
    Increase in borrowed funds                          4,723,000    22,415,000
    Decrease in advance payments by borrowers
        for taxes, insurance and ground rents          (1,322,245)   (1,105,468)
    Purchases of stock for stock option trust                  --        (8,987)
    Stock repurchases                                    (965,687)           --
    Exercise of stock options by stock option trust        28,952            --
    Dividends paid                                       (375,252)     (526,326)
                                                       ----------    ----------
      Net cash provided by (used in) financing
        activities                                     (4,341,478)   15,287,926
                                                       ----------    ----------
Net decrease in cash and cash equivalents              (1,632,515)   (3,700,670)
Cash and cash equivalents at beginning of period        5,698,253     6,249,221
                                                       ----------    ----------
Cash and cash equivalents at end of period             $4,065,738     2,548,551
                                                       ==========    ==========

Supplemental information -- noncash investing activities:
     Unrealized holding gain on securities available
        for sale, net of income tax effect             $  565,688       149,535
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

              Six Months Ended September 30, 1997
                          (Unaudited)



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

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the six and three months ended September 30, 1997 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. The results of operations for the six and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998. Actual results could differ significantly from those estimates.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of the Company and Harbor Federal, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage, Inc.. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At September
30, 1997, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 5 -- Earnings per Common Share. Primary and fully-diluted net income per share for the six and three months ended September 30, 1997 have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 1,620,556 shares and 1,629,358 shares for six months and 1,619,410 shares and 1,625,025 shares for the three months, respectively.

Note 6 -- Investment Securities. Investment securities available for sale included in investment securities have a book and fair market value of $22,256,560 at September 30, 1997 and $22,519,150 at March 31, 1997 and related accrued interest of $153,722 at September 30, 1997 and $171,221 at March 31, 1997.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $7,759,633 at September 30, 1997 and $8,088,949 at March 31, 1997 and related accrued interest of $67,131 at September 30, 1997 and $49,821 at March 31, 1997.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

     The following discussion analyzes the financial condition of the Company at September 30, 1997 and the results of operations of the Company for the six and three months ended
September 30, 1997 and 1996.

FINANCIAL CONDITION
-------------------

     Harbor Federal's total assets decreased by $2.3 million or 1.0% to $217.2 million at September 30, 1997 from $219.5 million at March 31, 1997. The decrease in total assets resulted from reduction in federal funds sold of $2.0 million or 50.9% to $1.9 million at September 30, 1997 from $3.9 million at March 31, 1997. These funds were used to reduce borrowed funds by $1.8 million or 10.8% to $14.7 million at September 30, 1997 from $16.5 million at March 31, 1997.

     Loans receivable, net increased by $4.8 million or 3.3% to $149.5 million at September 30, 1997 from $144.7 million at March 31, 1997. This increase was due in part to a greater demand for loans during this period. The increase was funded in part by a reduction in investment securities of $3.4 million or 7.2% to $44.1 million at September 30, 1997 from $47.5 million at March 31,1997 and a reduction in mortgage-backed securities of $1.5 million or 10.5% to $12.7 million at September 30, 1997 from $14.2 million at March 31, 1997.

RESULTS OF OPERATIONS
---------------------

    The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts. Net income for the six and three months ended September 30, 1997 increased $640,000 and $555,000 respectively.

     The increase was primarily due to the reduction in the SAIF deposit insurance premium. A one time assessment for recapitalization of the SAIF was recorded during the six and three months ended September 30, 1996. This one time assessment amounted to $806,000 and reduced after tax earnings by $495,000 for both the six and three months ended September 30, 1996.

     Interest Income. Total interest income for the six months ended September 30, 1997 increased by $635,000 or 8.6% to $8.0 million from $7.4 million for the same period in 1996. Total interest income for the three months ended September 30, 1997 increased by $207,000 or 5.4% to $4.0 million from $3.8 million for the same period in 1996. The increases in interest income resulted from a $12.5 million or 6.1% and $9.4 million or 4.6% increase in average interest-earning assets for the six and three months ended September 30, 1997 as compared to the same periods in 1996 and by an increase in the average yield on Harbor Federal's average interest-earning assets to 7.55% and 7.58% for the six and three months ended September 30, 1997 from 7.39% and 7.52% for the six and three months ended September 30, 1996.

     Interest on loans for the six months ended September 30, 1997 increased $903,000 or 18.5% as compared to the same period in 1996. Interest on loans for the three months ended September 30, 1997 increased $371,000 or 14.5% as compared to the same period in 1996. The increases were due primarily to increases in average loans receivable of $19.3 million or 15.1% and $17.0 million or 12.9% for the six and three months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase in average loans receivables was primarily due to increased loan production over normal repayments.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

     Interest on mortgage-backed securities for the six and three months ended September 30,1 997 decreased by $155,000 or 24.2% and $80,000 or 25.2% respectively, as compared to the same periods in 1996. The decreases were the result of decreases in the average mortgage-backed securities of $4.4 million or 24.8% and $4.4 million or 25.3% for the six and three months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decreases in average mortgage-backed securities were due to normal repayments.

     Interest on investment securities for the six and three months ended September 30, 1997 decreased by $115,000 or 6.7% and $87,000 or 10.2%, respectively, as compared to the same periods in 1996. The decreases were due primarily to decreases in the average investment securities of $3.9 million or 7.8% and $4.9 million or 9.8% for the six and three months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decreases in average investment securities were due to maturities of several investment securities.

     Interest Expense. Total interest expense for the six and three months ended September 30, 1997 increased by $274,000 or 6.1% and $47,000 or 2.0% to $4.8 million and $2.4 million from $4.5 million and $2.3 million for the same periods in 1996. The increases were primarily attributable to increases in the weighted average balance of deposits and borrowings for the six and three months ended September 30 1997 of $13.7 million or 7.9% and $8.5 million or 4.8%, respectively, over the same periods in 1996, partially offset by a reduction in the weighted average cost of Harbor Federal's deposits and borrowings of 5.14% and 5.15%, respectively, for the six and three months ended September 30,1997 from 5.23% and 5.29%, respectively, for the same periods in 1996.

     Net Interest Income. Net interest income for the six and three months ended September 30, 1997 increased by $361,000 or 12.5% and $159,000 or 10.8% to $3.3 million and $1.6 million from $2.9 million and $1.5 million for the same periods in 1996. The principal reason for the increases in net interest income was an increase in Harbor Federal's net interest margin to 3.05% and 3.07% for the six and three months ended September 30. 1997, respectively, from 2.89% and 2.90% for the six and three months ended September 30, 1996, respectively.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of non-performing loans and regulatory reviews conducted in the regulatory examination process. There were provisions of $40,000 and $10,000 for loan losses during the six and three months ended September 30, 1997 as compared to $32,600 and $32,600 during the same periods in 1996. Based on the results of managements' review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at September 30, 1997.

     Noninterest Income. Noninterest income for the six and three months ended September 30, 1997 increased by $11,000 or 7.7% and $24,000 or 33.6% to $158,000 and $96,000 from $146,000 and $72,000 for the same periods in 1996. The increase for the six and three months ended September 30, 1997 was due primarily to an increase in loan fees and service charges.

     Noninterest Expense. Noninterest expense for the six and three months ended September 30, 1997 decreased by $678,000 or 25.0% and $698,000 or 40.1% to $2.0 million and $1.0 million from $2.7 million and $1.7 million for the same periods in 1996. As mentioned earlier in the results of operations the reduction was due primarily to the one time SAIF assessment in the prior year. This reduction was partially offset by an increase in compensation and benefits which was due primarily to the cost relating to our mortgage subsidiary, Bank Street Mortgage, Inc., which began operations in June 1997.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. Harbor Federal's liquidity ratio averaged 6.92% and 6.24% for the six and three months ended September 30, 1997. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the six months ended September 30, 1997, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $1.6 million.

     The Company had $1.2 million in outstanding loan commitments at September 30, 1997. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

NEW ACCOUNTING STANDARDS
------------------------

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

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          From time to time Harbor Federal is a party to various legal proceedings incident to its business. At September 30, 1997, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          On July 16, 1997, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to serve for three year terms:

                           Vote
                           -----------------------                 Broker
                           For            Withheld   Abstentions   Non-Votes
                           ---            --------   -----------   ---------
Joseph J. Lacy             1,420,933         1.600            --          --
John H. Riehl, III         1,421,133         1.400            --          --
Lawrence W. Williams       1,421,133         1.400            --          --

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




Date: November 7, 1997      By /s/ Robert A. Williams
                              -----------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)



Date: November 7, 1997      By /s/ Norbert J. Luken
                              -----------------------------
                              Norbert J. Luken
                              Treasurer
                              (Principal Financial Officer)