Form 10QSB
period 1997-12-31
HARBOR FEDERAL BANCORP INC
filed 1998-02-12
CIK 919553

                             FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

MARK ONE

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

     As of December 31, 1997, 1,693,420 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional small business disclosure format  (check one):
YES          NO    X
    -------     ------

                      HARBOR FEDERAL BANCORP, INC.

                        Baltimore, Maryland

                              INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

               Consolidated Statements of Financial Condition
               -- As of December 31, 1997 (Unaudited) and
               March 31, 1997

               Consolidated Statements of Income -- (Unaudited) for the nine and three months ended December 31, 1997 and 1996

               Consolidated Statements of Cash Flows --
               (Unaudited) for the nine months ended
                December 31, 1997 and 1996

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

     Item 3.   Defaults Upon Senior Securities
               -------------------------------

     Item 4.   Submission of Matters to a Vote of Security
               Holders
               -------------------------------------------

     Item 5.   Other Information
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

                PART I.    FINANCIAL INFORMATION

                        HARBOR FEDERAL BANCORP, INC.
                            AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                                                 December 31,      March 31,
                                                     1997            1997
                                                 ------------     ------------
Assets                                            (Unaudited)
------
Cash:
  On hand and due from banks                      $  6,143,567     1,482,872
  Interest-bearing deposits                            146,040       275,962
Federal funds sold                                          --     3,939,419
Investment securities, fair value of
  $50,513,121 and $46,968,577, respectively         50,584,640    47,543,418
Mortgage-backed securities, fair value of
  $22,354,996 and $14,251,452, respectively         22,204,545    14,161,239
Loans receivable, net                              148,077,447   144,701,746
Investment in Federal Home Loan Bank stock,
  at cost                                            1,366,000     1,366,000
Investment in real estate, net                              --       465,136
Investment in and advances to affiliated
  corporation                                     2,850,000     2,775,000
Property and equipment, net                          1,854,835     1,938,699
Prepaid expenses and other assets                      345,004       812,693
                                                  ------------   -----------
            Total assets                          $233,572,078   219,462,184
                                                  ============   ===========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Savings accounts                                $176,670,915   171,466,629
  Borrowed funds                                    25,093,000    16,500,000
  Advance payments by borrowers for taxes,
    insurance and ground rents                       1,292,182     1,902,414
  Accrued expenses and other liabilities             1,297,434     1,296,861
  Federal and state income taxes payable                53,408        71,501
                                                  ------------   -----------
            Total liabilities                      204,406,939   191,237,405
                                                  ------------   -----------

Stockholders' equity:
  Preferred stock $0.01 par value; authorized
    5,000,000 shares; none issued                           --            --
  Common stock $0.01 par value; authorized
    20,000,000 shares; 1,693,420 and
    1,754,420 shares issued and outstanding          16,934     17,544
  Additional paid-in capital                        13,030,455    13,611,599
  Unearned ESOP shares                                (912,830)   (1,136,840)
  Retained income, substantially restricted         16,720,121    6,068,969
  Unrealized holding gain (loss) on
    securities available for sale, net                 310,459      (336,493)
                                                  ------------   -----------
            Total stockholders' equity              29,165,139     28,224,779
                                                  ------------   -----------
            Total liabilities and stockholders'
               equity                             $233,572,078   219,462,184
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

               Consolidated Statements of Income
                          (Unaudited)

                                           Nine Months Ended      Three Months Ended
                                             December 31,            December 31,
                                           ----------------      -------------------
                                           1997        1996      1997          1996
                                           ----        ----      ----          ----
Interest income:
  Loans receivable                     $ 8,740,628   7,635,705  2,943,746   2,742,154
  Mortgage-backed securities               738,247     938,516    252,449     297,682
  Investment securities                  2,383,995   2,561,385    786,637     848,968
  Interest-earning deposits and
    other short-term investments           235,855     223,279     80,087      69,453
                                       -----------  ----------  ---------   ---------
       Total interest income            12,098,725  11,358,885  4,062,919   3,958,257
                                       -----------  ----------  ---------   ---------
Interest expense:
  Savings accounts:
    Certificates                         5,104,960   4,726,666  1,786,520   1,617,778
    NOW and money market deposit
      accounts                             752,006     805,006    247,986     265,422
    Passbook and statement savings         760,719     789,272    246,643     253,905
                                       -----------  ----------  ---------   ---------
                                         6,617,685   6,320,944  2,281,149   2,137,105
  Borrowed funds                           650,032     630,625    200,856     303,333
                                       -----------  ----------  ---------   ---------
       Total interest expense            7,267,717   6,951,569  2,482,005   2,440,438
                                       -----------  ----------  ---------   ---------

       Net interest income               4,831,008   4,407,316  1,580,914   1,517,819

Provision for losses on loans               80,000      32,605     40,000          --
                                       -----------  ----------  ---------   ---------
       Net interest income after
          provision for losses           4,751,008   4,374,711  1,540,914   1,517,819
                                       -----------  ----------  ---------   ---------
Noninterest income:
  Loan fees and service charges            129,645      50,566     57,918      17,464
  Other                                    219,987     138,109    133,999      24,741
                                       -----------  ----------  ---------   ---------
       Total noninterest income            349,632     188,675    191,917      42,205
                                       -----------  ----------  ---------   ---------

Noninterest expense:
  Compensation and benefits              1,991,909   1,782,121    654,749     628,365
  Occupancy and equipment                  336,972     325,972    112,060     108,232
  SAIF deposit insurance premiums           67,624   1,008,023     22,416      56,747
  Advertising                              100,510     133,058     51,552      52,801
  Other                                    600,147     494,119    217,024     179,558
                                       -----------  ----------  ---------   ---------
       Total noninterest expense         3,097,162   3,743,293  1,057,801   1,025,703
                                       -----------  ----------  ---------   ---------
       Income before income taxes        2,003,478     820,093    675,030     534,321
Income tax provision                       773,863     316,700    260,750     206,350
                                       -----------  ----------  ---------   ---------
                Net income             $ 1,229,615     503,393    414,280     327,971
                                       ===========  ==========  =========   =========
Net income per share of common stock
  Basic                                $       .77         .31        .26         .20
                                       ===========  ==========  =========   =========
  Diluted                              $       .76         .31        .25         .20
                                       ===========  ==========  =========   =========

 See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                            Nine Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
Cash flows from operating activities
    Net income                                         $  1,229,615        503,393
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                         101,735        111,406
       Provision for losses on loans                         80,000         32,605
       Amortization of premium on savings deposits          286,038        286,038
       Gain on sale of loans available for sale             (96,428)            --
       Non-cash compensation under stock-based
         benefit plans                                      521,350        444,735
       Loans originated for sale, net of repayments      (3,564,722)            --
       Sale of loans originated for sale                  4,803,060             --
       Amortization of loan fees, premiums and
         discounts, net                                    (106,491)       (47,855)
       Decrease (increase) in prepaid expenses and
         other assets                                        62,162        (25,957)
       Increase (decrease) in accrued expenses and
         other liabilities                                  (11,599)       606,529
       Increase (decrease) in federal and state income
         taxes payable                                      (18,093)       150,796
       Increase in accrued interest receivable             (239,489)      (198,233)
       Increase (decrease) in accrued interest payable       12,172       (193,993)
                                                       ------------   ------------
          Net cash provided by operating activities       3,059,310      1,669,464
                                                       ------------   ------------
Cash flows from investing activities:
    Maturities of investment securities available
      for sale                                            4,000,000             --
    Maturities of investment securities held to
      maturity                                            5,000,000      5,000,000
    Purchase of investment securities available
      for sale                                          (11,000,000)    (3,997,969)
    Purchase of mortgage-backed securities
      available for sale                                (10,122,750)    (4,996,875)
    Sale of mortgage-backed securities available
      for sale                                                   --      3,538,099
    Principal repayments on mortgage-backed
      securities held to maturity                         1,484,172      2,169,877
    Principal repayments on mortgage-backed
      securities available for sale                         844,303        949,250
    Sale of investment in real estate                       465,136         43,848
    Loan principal disbursements, net of repayments      (2,680,494)   (17,114,378)
    Loan purchases                                       (1,808,911)    (8,049,798)
    Purchases of property and equipment                     (17,871)       (88,336)
    Decrease (increase) in investment in and
      advances to affiliated corporation, net              ( 75,000)        50,000
                                                       ------------   ------------
          Net cash used in investing activities         (13,911,415)   (22,496,282)
                                                       ------------   ------------

                                                                       (Continued)

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                          (Unaudited)


                                                            Nine Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
Cash flows from financing activities:
  Net increase in savings deposits                        4,918,248      5,767,402
  Net increase in borrowed funds                          8,593,000     15,895,000
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                  (610,232)      (662,821)
  Stock repurchases                                        (965,687)            --
  Purchase of stock for stock option and
    incentive plan trust                                         --         (8,987)
  Dividends paid                                           (578,463)      (701,768)
  Exercise of stock options                                  86,593             --
                                                       ------------   ------------
          Net cash provided by financing activities       11,443,459     20,288,826
                                                       ------------   ------------
Net increase (decrease) in cash and cash equivalents        591,354       (537,992)

Cash and cash equivalents at beginning of period      5,698,253      6,249,221
                                                       ------------   ------------
Cash and cash equivalents at end of period             $  6,289,607      5,711,229
                                                       ============   ============
Supplemental information -- noncash investing
  activities:
  Unrealized holding gain (loss) on securities
    available for sale, net of income tax effect       $    646,952        (79,541)
                                                       ============   ============

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

             Nine Months Ended December 31, 1997
                          (Unaudited)


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

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the nine and three months ended December 31, 1997 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. The results of operations for the nine and three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998. Actual results could differ significantly from those estimates.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of the Company and Harbor Federal, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage, Inc.. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At December 31, 1997, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 5 -- Earnings per Common Share. The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share," during the three months ended December 31, 1997. Statement No. 128 establishes revised standards for computing and presenting earnings per share (EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of income and reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by Statement No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calcuation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of earnings per share of common stock is summarized as follows:
                            8

                                           Nine Months Ended                    Three Months Ended
                                            December 31,                             December 31,
                                 --------------------------------------     ----------------------------------
                                      1997             1996                     1997               1996
                                 --------------------------------------     ----------------------------------
                                 Basic    Diluted     Basic     Diluted     Basic  Diluted    Basic   Diluted
                                 -----    -------     -----     -------     -----  -------    -----   --------
Net Income                      1,229,615 1,229,615   503,393   503,393   414,280   414,280   327,971   327,971
Dividends on unvested
  common stock                    (10,595)   (8,694)   (9,348)   (7,922)   (3,739)   (1,596)   (3,116)   (1,309)
                                --------- --------- --------- --------- --------- --------- --------- ---------
Adjusted net income used
  in EPS calculations           1,219,020 1,220,921   494,045   495,471   410,541   412,684   324,855   326,662
                                ========= ========= ========= ========= ========= ========= ========= =========


Weighted average shares
  outstanding                   1,573,861 1,573,861 1,593,995 1,593,995 1,570,977 1,570,977 1,593,995 1,593,995

Diluted securities:
Options                                      36,970              15,019              41,665              19,649
Unvested common stock awards                  5,592               4,194               6,303               5,316
                                --------- --------- --------- --------- --------- --------- --------- ---------

Adjusted weighted-average
  shares used in EPS
  computation                   1,573,861 1,616,423 1,593,995 1,613,208 1,570,977 1,618,945 1,593,995 1,618,960
                                ========= ========= ========= ========= ========= ========= ========= =========


Note 6 -- Investment Securities. Investment securities available for sale included in investment securities have a book and fair market value of $30,346,252 at December 31, 1997 and $22,519,150 at March 31, 1997 and related accrued interest of $406,391 at December 31, 1997 and $171,221 at March 31, 1997.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $17,569,322 at December 31, 1997 and $8,088,950 at March 31, 1997 and related accrued interest of $127,230 at December 31, 1997 and $49,821 at March 31, 1997.

                  HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     The following discussion analyzes the financial condition of the Company at December 31, 1997 and the results of operations of the Company for the nine and three months ended
December 31, 1997 and 1996.

FINANCIAL CONDITION
-------------------

     Harbor Federal's total assets increased by $14.1 million or 6.4% to $233.6 million at December 31, 1997 from $219.5 million at March 31, 1997.

     Investment securities increased by $3.0 million or 6.4% to $50.6 milluion at December 31, 1997 from $47.5 million at March 31, 1997. Mortgage-backed securities increased by $8.0 million or 56.8% to $22.2 million at December 31, 1997 from $14.2 million at March 31, 1997. Loans receivable, net increased by $3.4 million or 2.3% to $148.1 million at December 31, 1997 from $144.7 million at March 31, 1997. These increases were funded by increase in savings deposits of $5.2 million or 3.0% to $176.7 million at December 31, 1997 from $171.5 million at March 31, 1997 and increase in borrowed funds of $8.6 million or 52.1% to $25.1 million at December 31, 1997 from $16.5 million at March 31, 1997.

RESULTS OF OPERATIONS
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts. Net income for the nine and three months ended December 31, 1997 increased $726,000 and $86,000 respectively.

     The increase for the nine months was primarily due to a reduction in the SAIF deposit insurance premiums. A one time assessment for recapitalization of the SAIF was recorded during the nine months ended December 31, 1996. This one time assessment amounted to $806,000 and reduced after tax earnings by $495,000 for the nine months ended December 31, 1996.

     Interest Income. Total interest income for the nine months ended December 31, 1997 increased by $740,000 or 6.5% to $12.1 million from $11.4 million for the same period in 1996. Total interest income for the three months ended December 31, 1997 increased by $105,000 or 2.6% to $4.1 million from $4.0 million for the same period in 1996. The increases in interest income resulted from increases of $12.0 million or 5.9% and $5.3 million or 2.5% in average interest-earning assets for the nine and three months ended December 31, 1997 as compared to the same periods in 1996 and from an increase in the average yield on Harbor Federal's average interest-earning assets to 7.54% and 7.55% for the nine and three months ended December 31, 1997 from 7.50% and 7.54% for the nine and three months ended December 31, 1996.

     Interest on loans for the nine months ended December 31, 1997 increased $1.1 million or 14.5% as compared to the same period in 1996. Interest on loans for the three months ended December 31, 1997 increased $202,000 or 7.4% as compared to the same period in 1996. The increases were due primarily to increases in average loans receivable of $18.3 million or 14.1% and $11.4 million or 8.2% for the nine and three months ended December 31, 1997, respectively, as compared to the same periods in 1996.

     Interest on mortgage-backed securities for the nine and three months ended December 31,1997 decreased by $200,000 or 21.3% and $45,000 or 15.2% respectively, as compared to the same periods in 1996. The decreases were the result of decreases in the average mortgage-backed securities of $3.4 million or 19.5% and $1.8 million or 10.9% for the nine and three months ended December 31, 1997, respectively, as compared to the same periods in 1996. The decreases in average mortgage-backed securities were due to normal repayments. In December 1997 Harbor Federal purchased a $9.9 million GNMA II package which will impact future periods. This purchase was funded by borrowings with a favorable rate spread of over 200 basis points.

     Interest on investment securities for the nine and three months ended December 31, 1997 decreased by $177,000 or 6.9% and $62,000 or 7.3%, respectively, as compared to the same periods in 1996. The decreases were due primarily to decreases in the average investment securities of $3.8 million or 7.6% and $4.0 million or 8.2% for the nine and three months ended December 31, 1997, respectively, as compared to the same periods in 1996.
The decreases in average investment securities were due to maturities of several investment securities. In December 1997 Harbor Federal purchased $11.0 million in United States Government Agencies obligations which will impact future periods. These investments were partially funded by borrowings with a favorable rate spread of over 140 basis points.

     Interest Expense. Total interest expense for the nine and three months ended December 31, 1997 increased by $316,000 or 4.5% and $42,000 or 1.7% to $7.3 million and $2.5 million from $7.0 million and $2.4 million for the same periods in 1996. The increases were primarily attributable to increases in the weighted average balance of deposits and borrowings for the nine and three months ended December 31 1997 of $11.4 million or 6.5% and $5.3 million or 2.9%, respectively, over the same periods in 1996. The effects of the increases were partially offset by a reduction in the weighted average cost of Harbor Federal's deposits and borrowings to 5.17% and 5.24%, respectively, for the nine and three months ended December 31,1997 from 5.26% and 5.30%, respectively, for the same periods in 1996.

     Net Interest Income. Net interest income for the nine and three months ended December 31, 1997 increased by $424,000 or 9.6% and $63,000 or 4.2% to $4.8 million and $1.6 million from $4.4 million and $1.5 million for the same periods in 1996. The principal reason for the increases in net interest income was an increase in Harbor Federal's net interest margin to 3.01% for the nine months ended December 31. 1997 from 2.91% for the nine months ended December 31, 1996.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of non-performing loans and regulatory reviews conducted in the regulatory examination process. Provisions of $80,000 and $40,000 were made for loan losses during the nine and three months ended December 31, 1997 as compared to $32,600 and none during the same periods in 1996. Based on the results of managements' review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at December 31, 1997.

     Noninterest Income. Noninterest income for the nine and three months ended December 31, 1997 increased by $161,000 or 85.3% and $150,000 or 354.7% to $349,000 and $192,000 from
$189,000 and $42,000 for the same periods in 1996. The increase for the nine and three months ended December 31, 1997 was due primarily to an increase in loan fees and gain on sale of loans originated for sale.

     The loan fees were received primarily from the Company's mortgage subsidiary, Bank Street Mortgage, Inc. that began operations in June 1997. These loan fees amounted to $79,400 and $42,200 for the nine and three months ended December 31, 1997. In December 1997, Harbor Federal sold $4.8 million in mortgage loans originated for sale which produced a $96,400 gain on sale. These increases were partially offset by a $14,300 reduction in ATM fees. This reduction was due to the closing of Harbor Federal's ATM facility in Ocean City, Maryland in October 1997.

     Noninterest Expense. Noninterest expense for the nine months ended December 31, 1997 decreased by $646,000 or 17.3% to $3.1 million from $3.7 million for the same period in 1996. As mentioned above in the results of operations the reduction was due primarily to the one time SAIF assessment in the prior year. This reduction was partially offset by an increase in compensation and benefits due primarily to costs relating to Bank Street Mortgage, Inc.. Noninterest expense for the three months ended December 31, 1997 increased by $32,000 or 3.1% to $1.06 million from $1.03 million for the same period in 1996. This increase was primarily due to increase in compensation and benefits as mentioned in the nine month results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 7.12% and 7.51% for the nine and three months ended December 31, 1997. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the nine months ended December 31, 1997, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $591,000.

     The Company had $639,000 in outstanding loan commitments at December 31, 1997. Harbor Federal expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          From time to time Harbor Federal is a party to various legal proceedings incident to its business. At December 31, 1997, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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




Date: February 10, 1998     By /s/ Robert A. Williams
                              -----------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)



Date: February 10, 1998     By /s/ Norbert J. Luken
                              -----------------------------
                              Norbert J. Luken
                              Treasurer
                              (Principal Financial Officer)