Form 10KSB40
period 1998-03-31
HARBOR FEDERAL BANCORP INC
filed 1998-06-26
CIK 919553

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended March 31, 1998

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

     Check if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:
$16,890,071

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$31,156,720 (1,354,640 shares at the most recent price of which management was aware as of June 1, 1998 ($23.00 per share)).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,693,420 shares of common stock as of June 1, 1998.

                 DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1998 (the
"Annual Report").  (Part II)

     2.  Portions of the Proxy Statement for the registrant's
1998 Annual Meeting of Stockholders (the "Proxy Statement").
(Part III)

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

PROPOSED LEGISLATIVE CHANGES

    Legislation introduced in Congress within the last year could have a profound impact on the operations of the Bank. Such legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. In its current form, the legislation would require all federally chartered savings associations to convert to national banks or to state depository institutions. Several congressional committees have developed differing versions of the legislation, but no version has been enacted.

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

                                                           At March 31,
                                       ---------------------------------------------------
                                           1998                1997             1996
                                       ---------------    ---------------   --------------
                                       Amount      %      Amount      %     Amount     %
                                       ------    -----    ------    ----    ------    ----
                                                      (Dollars in thousands)
Real estate loans:
  One- to four-family
    residential. . . . . . . . . . . . $118,815   77.23% $119,924   80.84% $100,157   81.58%
  Multi-family residential . . . . . .      929     .60       956     .64       980     .80
  Commercial . . . . . . . . . . . . .   16,392   10.66    12,183    8.21     9,054    7.38
  Construction (1) . . . . . . . . . .    8,296    5.39     6,633    4.47     6,130    4.99
  Land . . . . . . . . . . . . . . . .    2,934    1.91     1,473     .99     1,928    1.57
  Loans held for sale. . . . . . . . .    2,756    1.79     3,866    2.61     1,199     .98

Consumer loans:
  Savings accounts . . . . . . . . . .      621     .40       651     .44       667     .54
  Home equity loans. . . . . . . . . .      456     .30       400     .27       499     .41
  Other. . . . . . . . . . . . . . . .      224     .15       112     .08        88     .07
Commercial business (2). . . . . . . .    1,661    1.08     1,396     .94     1,400    1.14
Accrued interest receivable. . . . . .      759     .49       761     .51       662     .54
                                       --------  ------  --------  ------  --------  ------
                                        153,843  100.00%  148,355  100.00%  122,764  100.00%
                                                 ======            ======            ======
Less:
  Loans in process . . . . . . . . . .    4,438             2,307             4,767
  Discounts, deferred loan fees
    and other. . . . . . . . . . . . .    1,014               966               667
  Allowance for loan losses. . . . . .      490               380               438
                                       --------          --------          --------
     Total . . . . . . . . . . . . . . $147,901          $144,702          $116,892
                                       ========          ========          ========

__________
(1) Consisted solely of one- to four-family residences under construction at March 31, 1998,
    1997 and 1996.
(2) Includes financing leases of $850,000,  $277,000 and $8,000 at March 31, 1998, 1997
    and 1996, respectively.

    The following table sets forth information at March 31, 1998 regarding the dollar amount of loans maturing in Harbor Federal's portfolio, including scheduled repayments of
principal, based on contractual terms to maturity.   Demand
loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                 3 Months                6 Months
                                 or Less    3-6 Months   - 1 Year  1-3 Years  3-5 Years  5-10 Years
                                 --------   ----------   --------  ---------  ---------  ----------
                                                           (In thousands)
Real estate:
 Residential mortgage (1) . . .  $ 3,942     $3,642      $10,235   $24,979     $30,290    $ 9,836
 Construction and Land
   Development. . . . . . . . .    2,221         31          158       710         890        210
 Commercial . . . . . . . . . .    2,758         35        3,261     1,036       3,415      1,915
Non-real estate (2) . . . . . .      259        228          587       325         992        115
Accrued interest receivable . .      759         --           --        --          --         --
                                 -------     ------      -------   -------     -------    -------
    Total . . . . . . . . . . .  $ 9,939     $3,936      $14,241   $27,050     $35,587    $12,076
                                 =======     ======      =======   =======     =======    =======

                                                More Than
                                 10-20 Years    20 Years        Total
                                 -----------    ---------     --------
                                             (In thousands)
Real estate:
 Residential mortgage (1) . . .  $15,947       $24,085        $122,956
 Construction and Land
   Development. . . . . . . . .    1,575           997           6,792
 Commercial . . . . . . . . . .    1,490         2,482          16,392
Non-real estate (2) . . . . . .       --            --           2,506
Accrued interest receivable . .       --            --             759
                                 -------       -------        --------
    Total . . . . . . . . . . .  $19,012       $27,564        $149,405
                                 =======       =======        ========

    The following table sets forth the dollar amount of all loans at March 31, 1998 due on or after March 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                             Floating or
                              Fixed Rate   Adjustable Rates    Total
                              ----------   ----------------   -------
                                          (In thousands)
Real Estate:
  Residential mortgage (1) . .$48,962        $56,175          $105,137
  Construction and Land
    Development. . . . . . . .  3,202          1,180             4,382
      Commercial . . . . . . . 10,214            124            10,338
  Non-real estate (2). . . . .  1,432             --             1,432
                              -------        -------          --------
        Total. . . . . . . . .$63,810        $57,479          $121,289
                              =======        =======          ========

__________
(1) Includes both one- to four-family residential and multi-family residential.
(2) Includes commercial business loans, loans secured by savings accounts, home improvement loans and financing leases.

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

    Originations, Purchases and Sales of Loans. The following table sets forth certain information with respect to Harbor
Federal's loan originations, purchases and sales during the periods indicated.

                                        Year Ended March 31,
                                     --------------------------
                                      1998      1997      1996
                                     -----     ------    ------
                                          (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family. . . . . . .$ 12,806  $ 18,456   $  7,235
    Land . . . . . . . . . . . . . .   2,423       844        640
    Commercial . . . . . . . . . . .   4,350     2,606      4,971
    Construction . . . . . . . . . .  14,405    16,714      6,081
  Consumer . . . . . . . . . . . . .      --        --        346
  Commercial business. . . . . . . .      --        --        886
                                    --------  --------   --------
    Total loans originated . . . . .  33,984    38,620     20,159
Loan repayments. . . . . . . . . . . (28,253)  (20,307)   (20,126)
                                    --------  --------   --------
    Net loan originations. . . . . .$  5,731  $ 18,313   $     33
                                    ========  ========   ========
Loans purchased:
  Real estate loans:
    One- to four-family. . . . . . .$  1,355  $  9,102   $ 11,731
    Land . . . . . . . . . . . . . .      --       214         --
    Commercial . . . . . . . . . . .     750        19      1,293
  Consumer . . . . . . . . . . . . .      --        --        894
  Commercial business. . . . . . . .      --        --        507
                                    --------  --------   --------
    Total loans purchased. . . . . .$  2,105  $  9,335   $ 14,425
                                    ========  ========   ========
Loans sold:
  Real estate loans:
    One- to four-family. . . . . . .$  4,803  $     --   $     --
                                    ========  ========   ========

    In June 1997, Harbor Federal formed a mortgage company,
Bank Street Mortgage Company to provide additional one- to four-family loan production. Even with the establishment of the new mortgage company, market demand was not as great in one- to four-family and construction real estate loans in fiscal 1998 as in the prior year. In fiscal 1998, management focused on increasing land and commercial real estate loans due to higher yields. For additional information regarding Harbor Federal's commercial real estate lending, see "Commercial and Multi-Family Real Estate Lending" below.

    One- to Four-Family Residential Lending. Historically, Harbor Federal's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Harbor Federal's market area. Harbor Federal also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences historically has been between $50,000 and $300,000, with Harbor Federal's loan amounts averaging less than $150,000. At March 31, 1998, $122.0 million, or 79.3%, of Harbor Federal's total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-
                              5
occupied, single-family residences in Harbor Federal's market area. At March 31, 1998, $56.5 million, or 46.3%, of Harbor Federal's one- to four-family residential loans had adjustable interest rates, and $65.5 million, or 53.7%, had fixed-rates.

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

    Harbor Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale in the secondary market. Harbor Federal currently originates and holds all loans for portfolio. At March 31, 1998, Harbor Federal was servicing $13.7 million of loans for others. The majority of this amount, $8.9 million, is serviced for Bankers Affiliate, Inc., a consumer lending company in which Harbor Federal is a 1/3 owner.

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

    Construction and Land Lending. Harbor Federal offers single family residential construction loans to qualified borrowers for construction of one- to four-family residences in Harbor Federal's market area. At March 31, 1998, one- to four-family residential construction loans constituted $8.3 million, or 5.4%, of Harbor Federal's total loans. Typically, Harbor Federal limits its construction lending to single-settlement, construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local developers to build single-family dwellings where a permanent purchase commitment has been obtained. These loans generally have adjustable interest rates and are underwritten in accordance with the same standards as Harbor Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 90%. Borrowers must satisfy all credit requirements which would apply to Harbor Federal's permanent mortgage loan financing for the subject property. While Harbor Federal's construction-permanent construction loans convert to permanent loans following construction, Harbor Federal's interim construction loans generally require repayment in full upon the completion of construction.

    Harbor Federal also offers loans for the acquisition and development of land. At March 31, 1998, land acquisition and development loans constituted $2.9 million, or 1.9%, of Harbor Federal's total loans. These loans are made on a selective basis to borrowers which management believes have the requisite experience in land development and financial strength to ensure repayment. These loans also are made in limited amounts, usually not in excess of 65% of the appraised value of the property. These loans generally provide for payments of only interest during development, and the maximum loan amount and term on these loans generally are $2,000,000 and 36 months, respectively.

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

    Commercial and Multi-Family Real Estate Lending. Harbor Federal originates limited amounts of commercial and multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. Harbor Federal's commercial and multi-family real estate loans are secured by apartments, offices, warehouses, shopping centers and other income-producing multi-family and commercial properties. At March 31, 1998, Harbor Federal had 88 of these loans, with a median loan balance of $196,800.

    The following paragraphs set forth information regarding Harbor Federal's commercial and multi-family real estate loans with outstanding balances exceeding $1.0 million at March 31, 1998. None of these loans was classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding Harbor Federal's asset classification policies, see "Asset Classification, Allowances for Losses and Non-Performing Assets."

         Retail Space/Restaurant in Ocean City, Maryland. In December 1995, Harbor Federal granted a $2,500,000 construction/permanent loan secured by a restaurant and six retail outlets with Boardwalk frontage. At that time an appraisal indicated a market value of $3,600,000 for a loan to value ratio of 69%. The loan is being amortized over a period of twenty years, and the full balance is due in January 2016. At March 31, 1998 the outstanding balance was $2,392,000, and the loan was fully performing in accordance with its terms.

         Professional Real Estate Offices in Central
    Maryland. In January 1996 and July 1997, Harbor Federal originated several loans to the same borrowers totaling $2,637,202 secured by several full service real estate brokerage offices. The commercial office buildings are situated in Howard County, Maryland, Anne Arundel County, Maryland and Harford County, Maryland. At the time the appraisals indicated a combined market value of $4,360,000 for a total loan to value ratio of 60%. The loans are being amortized over thirty years for the purpose of monthly payments of principal and interest, and the full balance of the loans will be due in

    February 2026. At March 31, 1998 the outstanding aggregate balance was $2,602,000, and the loans were fully performing in accordance with their terms.

         Three Commercial Buildings in Cockeysville,
    Maryland. Harbor Federal made two separate loans to the same borrowers. One was settled in February 1996 for $450,000 and matures January 2016 with possible annual interest rate changes. This property is a large commercial strip specializing in antique sales. The appraisal indicated a value of $1,141,500 for a loan-to-value ratio of 39%. Furthermore a mortgage was issued to the same borrowers for $850,000 in October 1996 with the security being a full service restaurant with a liquor license and a separate catering hall. The note comes due September 2016 with interest rate changes possible on an annual basis. At the inception an appraisal was completed indicating a value of $1,520,000 for a loan-to-value ratio of 56%. At March 31, 1998 the outstanding aggregate balance was $1,261,000, and the loans were fully performing in accordance with their terms.

         Luxury Apartments/Professional Offices in Towson, Maryland. In December 1997, Harbor Federal made a $1,920,000 loan secured by high-end residential apartments and first floor professional offices with private parking. At the time, an appraisal indicated a market value of $2,400,000, for a loan to value ratio of 80%. The loan is being amortized over thirty years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in January 2002. At March 31, 1998 the outstanding balance was $1,918,000, and the loan was fully performing in accordance with its terms.

         Acquisition & Development/61-Single Family Building Lots in Perry Hall, Maryland. In January 1998, Harbor Federal finalized a combined acquisition & development loan for $2,750,000 for the acquisition and eventual development of 61-building lots. At the time, appraisals indicated a finished value of $4,151,000 for a loan to value ratio of 66%. The loan requires payments of interest only on a monthly basis and principal reduction via lot release fees when the completed building lots are sold and transferred. The full loan balance is due in
    February 2001.   At March 31, 1998 the outstanding balance
    was $1,013,000, and the loan was fully performing in accordance with its terms.

    In addition, at March 31, 1998 Harbor Federal had $8.1 million in 55 commercial and multi-family real estate loans with outstanding balances not exceeding $1.0 million, none of which was adversely classified or designated by management.

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

    Commercial Business Lending. Under laws and regulations enacted during the past several years, Harbor Federal is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of Harbor Federal's assets. Harbor Federal offers commercial business loans on a selected basis and in limited amounts. At March 31, 1998, Harbor Federal's commercial business loans totaled $1.7 million and primarily consisted of line of credit loans to developers and eight term loans to two leasing companies. There are seven direct line of credit loans with local developers of up to $1.9 million in the aggregate, each secured by the personal guarantee of the respective borrower.
At March 31, 1998, the total outstanding balance of these loans was $811,000, and all of these loans were performing in accordance with their respective terms. In addition, loans to two leasing companies were made in February 1997 and March 1998. The aggregate original amount of these loans was $1.1 million. At March 31, 1998, the aggregate outstanding balance of these loans was $850,000 (with a remaining term of approximately 58 months), and the loans were fully performing in accordance with their terms.

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

    Consumer Lending. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Harbor Federal currently does not emphasize consumer lending. Harbor Federal's consumer loans primarily consist of loans secured by deposit accounts at Harbor Federal. Harbor Federal makes deposit account loans for up to 90% of the face amount of the deposit balance. The interest rate on these loans generally is two percent above the rate paid on the account, and interest is billed on a monthly basis. The account must be pledged as collateral to secure the loan. For information regarding the consumer lending activities of Harbor Federal's partially owned subsidiary, Bankers Affiliate, Inc., see "Subsidiary Activities."

    Loan Solicitation and Processing. Harbor Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk in customers. Harbor Federal's solicitation programs consist of regular calls by Harbor Federal's branch managers and loan officers to local realtors and builders and advertisements in local newspapers and radio and television broadcasts. Real estate loans are originated by Harbor Federal's salaried staff loan officers as well as Harbor Federal's branch managers who also receive only salaries. Loan applications are accepted at each of Harbor Federal's offices and then submitted to the main office for processing and approval. Loans made through brokers are underwritten by Harbor Federal prior to settlement and are funded by Harbor Federal. For information regarding mortgage brokerage activities of Harbor Federal's wholly owned subsidiary, Bank Street Mortgage Company, see "Subsidiary Activities."

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

    Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. Harbor Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At March 31, 1998, Harbor Federal had no assets classified as loss, $161,000 of assets classified as doubtful, $666,000 of assets classified as substandard and $533,000 of assets designated as special mention. Harbor Federal's total adversely classified and designated assets were $1,360,000, which represented 0.59% of Harbor Federal's total assets and 6.12% of Harbor Federal's core regulatory capital, at March 31, 1998. At that date, substantially all of Harbor Federal's adversely classified or designated assets were one- to four-family residences in Harbor Federal's market area, and none of such assets was in excess of $300,000.

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

    Harbor Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of Harbor Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in Harbor Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, Harbor Federal transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through independent appraisal at the time of foreclosure. At March 31, 1998, Harbor Federal held no properties acquired in settlement of loans for which market prices were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Harbor Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

                                        Year Ended March 31,
                                     --------------------------
                                      1998      1997     1996
                                     -----     ------   ------
                                          (In thousands)
Balance at beginning of period . . . $380      $438     $465
                                     ----      ----     ----
Charge-offs:
  Real estate - mortgage . . . . . .   --        --       --
  Commercial business. . . . . . . .   --        91       27
                                     ----      ----     ----
    Total charge-offs. . . . . . . .   --        91       27
                                     ----      ----     ----

Provision for loan losses. . . . . .  110        33       --
                                     ----      ----     ----
Balance at end of period . . . . . . $490      $380     $438
                                     ====      ====     ====
Ratio of net charge-offs to
  average loans outstanding
  during the period. . . . . . . . .  .00%     0.07%    0.03%
                                     ====      ====     ====

    The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           At March 31,
                             --------------------------------------------------------------------------
                                        1998                    1997                   1996
                             ------------------------   -----------------------  ----------------------
                                        Percent of                 Percent of              Percent of
                                        Loans in Each            Loans in Each           Loans in Each
                                         Category to              Category to             Category to
                              Amount     Total Loans    Amount    Total Loans    Amount   Total Loans
                              ------   --------------   ------  ---------------  ------  --------------
                                                   (Dollars in thousands)
Real estate - mortgage:
  Residential. . . . . . . .  $265       77.83%         $155        81.48%       $155       82.38%
  Construction . . . . . . .    50        5.72           125         4.47         125        4.99
  Commercial . . . . . . . .   175       10.33           100         8.21         100        7.38
Commercial business. . . . .    --        1.08            --          .94          58        1.14
                              ----                      ----                     ----
Total allowance for loan
  losses . . . . . . . . . .  $490                      $380                     $438
                              ====                      ====                     ====

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

                                            At March 31,
                                     --------------------------
                                      1998      1997     1996
                                     ------    ------   ------
                                          (In thousands)
Loans accounted for on a
  nonaccrual basis:
Real Estate:
  Residential . . . . . . . . . . . $ 975      $ 289     $ 403
                                    =====      =====     =====
Percentage of nonperforming
  loans to total loans. . . . . . .  0.66%      0.20%     0.34%
                                    =====      =====     =====
Other nonperforming assets (1). . . $  --      $ 465     $  44
                                    =====      =====     =====
Percentage of nonperforming
  assets to total assets. . . . . .  0.42%      0.34%     0.23%
                                    =====      =====     =====

________
(1) Other nonperforming assets represents property acquired by Harbor Federal through foreclosure of repossession. The property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

    During the year ended March 31, 1998, gross interest income of $79,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year amounted to $67,000. At March 31, 1998, management had identified approximately $385,000 of loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, and all of such loans were classified as substandard, doubtful or loss or designated as special mention. This group comprised 9 loans, all of which had balances below $300,000, and substantially all of which were secured by one- to four-family residences. Management does not expect Harbor Federal to experience any material loss on these loans in the future.

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

                                             At March 31,
                                     --------------------------
                                      1998      1997     1996
                                     ------    ------   ------
                                          (In thousands)
FHLMC . . . . . . . . . . . . . . .  $ 3,949   $ 5,753  $ 9,449
GNMA. . . . . . . . . . . . . . . .   15,310     6,048    1,698
FNMA. . . . . . . . . . . . . . . .    1,747     2,243    6,638
                                     -------   -------  -------
    Total . . . . . . . . . . . . .  $21,006   $14,044  $17,785
                                     =======   =======  =======

     The following table sets forth information regarding the scheduled maturities, amortized cost, market value and weighted average yields for Harbor Federal's mortgage-backed securities at March 31, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                          One to Five Years     More Than Five Years    Total Investment Portfolio
                       ---------------------    --------------------   ----------------------------
                       Carrying      Average    Carrying     Average   Carrying   Fair    Average
                         Value        Yield      Value       Yield      Value     Value    Yield
                       --------      -------    --------    ---------  --------   ----    -------
FHLMC. . . . . . . . . $  478        5.14%      $ 3,471       7.47%    $ 3,949    $ 3,990   7.19%
GNMA . . . . . . . . .     --          --        15,310       7.50      15,310     15,380   7.50
FNMA . . . . . . . . .    998        6.05           749       5.35       1,747      1,801   5.75
                       ------                   -------                -------    -------
    Total. . . . . . . $1,476                   $19,530                $21,006    $21,171
                       ======                   =======                =======    =======

    For additional information, see the Management's
Discussion and Analysis of Financial Condition and Results of
Operations and Note 3 of the Notes to Consolidated Financial
Statements in the Annual Report.
                              14

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

    Since February 1996, Harbor Federal has placed all purchased U.S. government or agency obligations in the "Available for Sale" category to remain more flexible for investment purposes. These securities and the investment in FHLMC preferred stock at March 31, 1998 had an aggregate carrying value of $36.2 million. The remaining investments in debt securities are carried at cost, adjusted for amortization of premiums and accretion for discounts on a method which approximates the interest method over the term of the related security.

    The following table sets forth information regarding
Harbor Federal's investment securities and other investments at the dates indicated.

                                             At March 31,
                                     --------------------------
                                      1998      1997     1996
                                     ------    ------   ------
                                          (In thousands)
Investment securities:
  U.S. government and agency
   obligations . . . . . . . . . .   $50,821  $46,783  $48,082
  Corporate bonds and notes. . . .        --       --       --
  Other. . . . . . . . . . . . . .       370      213      166
                                     -------  -------  -------
    Total investment securities. .    51,191   46,996   48,248
                                     -------  -------  -------
Federal funds sold . . . . . . . .       313    3,939    3,442
Interest-earning deposits. . . . .       174      276      993
FHLB stock . . . . . . . . . . . .     1,434    1,366    1,270
                                     -------  -------  -------
    Total. . . . . . . . . . . . .   $53,112  $52,577  $53,953
                                     =======  =======  =======

       The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for Harbor Federal's investment securities and certain other investments at March 31, 1998.


                                  One Year or Less      One to Five Years        Five to Ten Years
                                -------------------   --------------------    ----------------------
                                Carrying   Average     Carrying    Average     Carrying    Average
                                  Value     Yield       Value       Yield       Value       Yield
                                 --------  -------    ---------   --------    ---------   ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . .  $6,499      5.12%     $  993      5.88%       $17,500      6.71%
  FHLMC stock. . . . . . . . .     370      1.01          --        --             --        --
                                ------                ------                  -------
    Total investment
      securities . . . . . . .   6,869                   993                   17,500
Federal funds sold . . . . . .     313      6.00          --        --             --        --
Interest-earning deposits. . .     174      5.98          --        --             --        --
FHLB stock . . . . . . . . . .   1,434      7.25          --        --             --        --
                                ------                ------                  -------
    Total. . . . . . . . . .    $8,790                $  993                  $17,500
                                ======                ======                  =======

                                More than Ten Years     Total Investment Portfolio
                                -------------------   ----------------------------------
                                Carrying   Average     Carrying    Market      Average
                                  Value     Yield       Value      Value        Yield
                                 --------  -------    ---------   --------    ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . .  $25,829     7.18%     $50,821     $50,774      6.73%
  FHLMC stock. . . . . . . . .       --       --          370         370      1.01
                                -------               -------     -------
    Total investment
      securities . . . . . . .   25,829               51,191       51,144
Federal funds sold . . . . . .       --       --         313          313      6.00
Interest-earning deposits. . .       --       --         174          174      5.98
FHLB stock . . . . . . . . . .       --       --       1,434        1,434      7.25
                                -------              -------      -------

    Total. . . . . . . . . .    $25,829              $53,112      $53,065
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

      Deposits in Harbor Federal as of March 31, 1998 were represented by the various programs described below.

Weighted Average   Minimum                         Minimum              Percentage of
Interest Rate (1)   Term     Category               Amount    Balances  Total Savings
----------------   -------   --------              --------   --------  --------------

1.00%              None      NOW accounts           $   300    $  5,704     3.26%
3.05               None      Passbook accounts          100      29,656    16.93
0.00               None      Commercial checking        750       1,463      .84
3.05               None      Christmas club              10         337      .19

                             Money Market
                             ------------

3.25               None      Money market passbook    2,500       7,761     4.43
3.33               None      Money market checking    2,500       3,077     1.76
3.84               None      Money market plus
                               passbook              10,000      12,249     6.99
3.25               None      IRA money market
                               passbook                 100         288      .16

                             Certificates of Deposit
                             -----------------------

3.20              3 month    Fixed-Term, Fixed-Rate   1,000          69      .04
5.25              6 month    Fixed-Term, Fixed-Rate   1,000       4,167     2.38
5.25              6 month    Fixed-Term, Fixed-Rate  10,000       5,004     2.86
5.72             12 month    Fixed-Term, Fixed-Rate   1,000      13,622     7.78
5.59             12 month    Fixed-Term, Fixed-Rate  10,000      17,241     9.84
5.75             18 month    Fixed-Term, Fixed-Rate   1,000      10,931     6.24
5.68             24 month    Fixed-Term, Fixed-Rate   1,000      12,138     6.93
6.20             30 month    Fixed-Term, Fixed-Rate   1,000         391      .22
6.13             36 month    Fixed-Term, Fixed-Rate   1,000      14,105     8.05
6.14             42 month    Fixed-Term, Fixed-Rate   1,000         764      .44
7.03             48 month    Fixed-Term, Fixed-Rate   1,000      20,486    11.69
6.68             60 month    Fixed-Term, Fixed-Rate   1,000      15,706     8.97
                                                               --------   ------
                                                               $175,159   100.00%
                                                               ========   ======

    The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Harbor
Federal between the dates indicated.

                                  Balance at
                                   March 31,     %      Increase
                                     1998     Deposits  (Decrease)
                                   ---------  --------  ---------
                                       (Dollars in thousands)
Certificates . . . . . . . . . .   $114,624    65.44%   $ 3,398
Money market . . . . . . . . . .     23,375    13.35     (1,425)
Passbook . . . . . . . . . . . .     29,656    16.93     (1,598)
NOW. . . . . . . . . . . . . . .      5,704     3.26        278
Christmas Club . . . . . . . . .        337      .19          4
Commercial checking. . . . . . .      1,463      .83        397
                                   --------   ------    -------
    Total. . . . . . . . . . . .   $175,159   100.00%   $ 1,054
                                   ========   ======    =======

                         Balance at                        Balance at
                          March 31,     %      Increase     March 31,      %
                            1997    Deposits   (Decrease)      1996      Deposits
                         ---------  --------   ---------   ----------   --------
                                       (Dollars in thousands)
Certificates . . . . . . $111,226    63.89%     $11,137     $100,089      60.8%
Money market . . . . . .   24,800    14.24          469       24,331      14.8
Passbook . . . . . . . .   31,254    17.95       (1,834)      33,088      20.1
NOW. . . . . . . . . . .    5,426     3.12          (16)       5,442       3.3
Christmas Club . . . . .      333      .19          (49)         382        .2
Commercial checking. . .    1,066      .61         (264)       1,330        .8
                         --------   ------      -------     --------     -----
    Total. . . . . . . . $174,105   100.00%     $ 9,443     $164,662     100.0%
                         ========   ======      =======     ========     =====

    The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                     Year Ended March 31,
                                --------------------------------------------------------------------
                                        1998                  1997                    1996
                                -------------------   --------------------    ----------------------
                                Interest-             Interest-               Interst-
                                Bearing               Bearing                 Bearing
                                Demand      Time      Demand      Time        Demand        Time
                                Deposits   Deposits   Deposits   Deposits     Deposits     Deposits
                                --------   --------   ---------  --------     ---------    --------
                                                   (Dollars in thousands)
Average Balance. . . . . . .   $58,947     $113,850   $61,222    $103,309     $49,584      $72,991
Average Rate . . . . . . . .      3.13%        5.81%     3.19%       5.94%       3.21%        5.96%

    The following table sets forth the time deposits in Harbor
Federal classified by rates at the dates indicated.

                                             At March 31,
                                     --------------------------
                                      1998      1997     1996
                                     ------    ------   ------
                                          (In thousands)

    2 -  3.99% . . . . . . . . . . . $    101  $    118 $    298
    4 -  5.99% . . . . . . . . . . .   79,438    67,143   46,455
    6 -  7.99% . . . . . . . . . . .   35,085    43,874   53,253
    8 -  9.99% . . . . . . . . . . .       --        91       83
                                     --------  -------- --------
                                     $114,624  $111,226 $100,089
                                     ========  ======== ========

    The following table sets forth the amount and maturities of time deposits in Harbor Federal at March 31, 1998.

                                     Amount Due
                   -------------------------------------------------
                   Less Than                         After
    Rate           One Year   1-2 Years 2-3 Years  3 Years   Total
    ----           --------- ---------- ---------- --------  -------
                                 (In thousands)

2 -  3.99% . . . . $    69   $    32  $    --     $   --   $    101
4 -  5.99% . . . .  56,698    13,809    6,714      2,217     79,438
6 -  7.99% . . . .  17,556     9,846    5,529      2,154     35,085
                   -------   -------  -------     ------   --------
                   $74,323   $23,687  $12,243     $4,371   $114,624
                   =======   =======  =======     ======   ========

    The following table indicates the amount of the certificates of deposit of $100,000 or more in Harbor Federal by time remaining until maturity at March 31, 1998.

                                      Certificates
   Maturity Period                    of Deposit
   ---------------                   --------------
                                     (In thousands)

    Three months or less . . . . . . .  $ 1,847
    Three through six months . . . . .    1,652
    Six through nine months. . . . . .    2,678
    Nine through twelve months . . . .    2,423
    Over twelve months . . . . . . . .    4,643
                                        -------
      Total. . . . . . . . . . . . . .  $13,242
                                        =======

    The following table sets forth the deposit activities of Harbor Federal for the periods indicated.

                                    Year Ended March 31,
                                 --------------------------
                                  1998      1997     1996
                                 ------    ------   ------
                                      (In thousands)
Deposits . . . . . . . . . . .   $187,564  $191,670  $159,535
Withdrawals. . . . . . . . . .    177,665   173,760   112,608
                                 --------  --------  --------
   Net increase (decrease)
    before interest credited .      9,899    17,910    46,927
Interest credited. . . . . . .      8,845     8,467     5,943
                                 --------  --------  --------
   Net increase (decrease)
    in deposits. . . . . . . .   $  1,054  $  9,443  $ 52,870
                                 ========  ========  ========

    Borrowings. Savings deposits historically have been the primary source of funds for Harbor Federal's lending, investment and general operating activities. Harbor Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Harbor Federal is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Atlanta are secured by Harbor Federal's stock in the FHLB and a portion of Harbor Federal's mortgage loan portfolio. At March 31, 1998, Harbor Federal had $10.0 million in advances outstanding from the FHLB of Atlanta. This advance was made in December 1997 at a fixed rate of 5.05% and is set to mature in December 2007, subject to an early termination option.
 In December 1998, or at any payment date thereafter, the FHLB of Atlanta may convert the advance into a three (3) month LIBOR-based floating rate advance (ARC).

    In addition, the Company is authorized to obtain funds through reverse repurchase agreements. Such agreements are treated as financings, and the obligation to repurchase securities sold is reflected as a liability in the consolidated statements of financial condition. The Company had outstanding financings under reverse repurchase agreements of $15.3 million and $16.5 million at March 31, 1998 and 1997, respectively. The average rates of interest on these reverse repurchase agreements were 5.80% and 5.68%, respectively.

    For additional information, see the Management's
Discussion and Analysis of Financial Condition and Results of
Operations and Notes 7 and 8 of Notes to Consolidated Financial
Statements in the Annual Report.

SUBSIDIARY ACTIVITIES

    Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specified community purposes. In addition, Harbor Federal has received OTS approval to lend an amount of up to one-half of its regulatory capital to an affiliate, Bankers Affiliate, Inc.
("BAI").   Harbor Federal's principal subsidiaries are Harbor
Service Corporation ("HSC"), a wholly owned subsidiary that receives insurance commissions on credit life and health & accident policies written for Harbor Federal's borrowers; BAI, a one-third owned subsidiary that makes various types of consumer and home equity loans, generally in amounts not in excess of $50,000, for customers of Harbor Federal and two other local savings institutions; and Bank Street Mortgage Company ("BSM"), a wholly owned subsidiary formed by the Bank in June 1997 primarily to broker one- to four-family residential real estate
loans for Harbor Federal and various other correspondents.   At
March 31, 1998, the net book values of Harbor Federal's investment in BAI totaled $2,850,000, including advances of

$2,825,000. The net book value of Harbor Federal's investments in HSC and BSM are immaterial. Harbor Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly.

MARKET AREA

    Harbor Federal currently conducts its business through nine banking offices in the City of Baltimore and the Counties of Baltimore and Anne Arundel in Maryland. While Harbor Federal's primary market areas tend to be concentrated in the areas immediately surrounding each of Harbor Federal's offices, Harbor Federal accepts deposits and loan applications from throughout the greater Baltimore metropolitan area and central Maryland. At March 31, 1998, management believed that most of Harbor Federal's depositors and borrowers resided within ten miles of one of Harbor Federal's offices. The majority of loans originated by Harbor Federal are from the Central Maryland area, which is located within the greater Baltimore metropolitan area and the larger Washington-Baltimore area. The Baltimore metropolitan area is the largest in Maryland and has had a relatively stable and diversified labor force and economic base. The heaviest employment concentrations in the greater Baltimore metropolitan area in manufacturing industries are in primary metals (steel and copper), transportation equipment, fabricated materials, chemicals, machinery and electrical equipment. In addition, the Port of Baltimore is the fourth largest foreign tonnage port in the U.S. and the second largest container tonnage port on the East and Gulf Coasts.

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

    Federal Home Loan Bank System. Harbor Federal is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at March 31, 1998 of $1,433,500. For additional information, see
Note 10 of the Notes to Consolidated Financial Statements in the
Annual Report.

   The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 1998, Harbor Federal had $10.0 million in advances outstanding with the FHLB of Atlanta. See "Deposit Activity and Other Sources of Funds -- Borrowings."

    Liquidity Requirements. Harbor Federal is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less that one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of March 1998 was 7.3%.

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

    At March 31, 1998, substantially more than 65% of Harbor
Federal's portfolio assets were invested in Qualified Thrift
Investments as currently defined.

    Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks ("nonincludable subsidiaries"), other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of March 31, 1998, Harbor Federal had no material investments in or extensions of credit to nonincludable subsidiaries.

    OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of March 31, 1998, Harbor Federal had no such transactions.

    Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require the institution to net its debt and equity investments against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At March 31, 1998, Harbor Federal's adjusted total assets for purposes of the core and tangible capital requirements were $229.3 million.

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

    The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, assets are assigned a risk weight between
zero and 100%, based on their general risk characteristics.   As
of March 31, 1998, the Bank's risk-weighted assets were approximately $102.9 million.

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

    The OTS will calculate the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS.
The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Management does not believe that Harbor Federal would have been deemed to have had more than normal interest rate risk under the rule as of March 31, 1998.

    At March 31, 1998, Harbor Federal substantially exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's regulatory capital compliance at March 31, 1998.

                                                 Percent of
                                     Amount      Assets (1)
                                     ------      ----------
                                     (Dollars in thousands)

Tangible Capital . . . . . . . . .  $22,215        9.7%
Tangible Capital Requirement . . .    3,437        1.5
                                    -------       ----
      Excess . . . . . . . . . . .  $18,778        8.2%
                                    =======       ====
Core Capital. . . . . . . . . . .   $22,215        9.7%
Core Capital Requirement. . . . .     6,874        3.0
                                    -------       ----
      Excess. . . . . . . . . . . . $15,341        6.7%
                                    =======       ====
Total Capital. .  . . . . . . . . . $22,705       22.1%
Risk-Based Capital Requirement. . .   8,231        8.0
                                    -------       ----
      Excess. . . . . . . . . . . . $14,474       14.1%
                                    =======       ====

________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.

    For additional information regarding regulations with respect to capital, see the paragraphs below and Notes 10 of the Notes to Consolidated Financial Statements in the Annual Report.

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

    For the past several semi-annual periods, savings institutions with SAIF-assessable deposits, like Harbor Federal, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment, the Bank incurred a pre-tax expense of $806,000 during the quarter ended September 30, 1996.

    The FDIC has adopted a assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the least favorable risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

    Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $47.8 million of net transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of March 31, 1998, Harbor Federal met its reserve requirements.

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

    At March 31, 1998, the maximum amount that Harbor Federal could have lent to any one borrower under the 15% limit was approximately $3.4 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $2.6 million.

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

    Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Subsection 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

    Standards for Safety and Soundness. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans.
The OTS guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions.
If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that Harbor Federal meets substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect its operations.

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

    OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a "domestic building and loan association" under Subsection 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application. Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the branching activities of federal savings institutions in the future.

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

    Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Harbor Federal is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income of Harbor Federal from the recapture because the taxes on these bad debts reserves have been accrued as a deferred tax liability.

    The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. Harbor Federal met this requirement for the taxable year ended March 31, 1998.

    Harbor Federal historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of March 31, 1998, more than the required amount of the Bank's total assets fell within such category.

    Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

    State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federal taxable income. In addition, Maryland imposes a franchise tax, at a rate of

0.013% of the total withdrawal value of the deposits that a savings and loan association holds in Maryland at December 31 each year.

    Harbor Federal's federal and state income tax returns have been audited through December 31, 1993. For additional information, see Note 9 of the Notes to Consolidated Financial
Statements in the Annual Report.

EMPLOYEES

    As of March 31, 1998, Harbor Federal had 43 full-time and six part-time employees, none of whom was represented by a collective bargaining agreement.

EXECUTIVE OFFICERS

    The following table sets forth information as of March 31, 1998 regarding the executive officer of Harbor Federal who did not serve on the Board of Directors.

Name                 Age     Title
----                 ---     -----
Norbert J. Luken     60      Vice President and Chief
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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The following table sets forth information regarding
Harbor Federal's locations at March 31, 1998.

                              Year               Book Value                    Deposits at
                           Opened or  Owned or  at March 31,   Approximate   March 31, 1998
                           Acquired    Leased      1998      Square Footage  (In thousands)
                           ---------  --------  ------------ --------------  --------------
Main Office:
  Towson --
  705 York Road            1993       Owned      $1,194,500    8,300          $16,340

Branch Offices:
  South Baltimore --
  132 East Fort Avenue     1887       Owned          14,700    3,300           26,965

  Riviera Beach --
  8553 Ft. Smallwood Road  1972       Owned          47,200    2,200           27,622

  Locust Point --
  1350 East Fort Avenue    1981       Owned          71,100    1,400           11,624

  Highlandtown --
  3200 Eastern Avenue      1910       Owned         118,400    5,300           30,672

  Parkville --
  7917 Harford Road        1989       Owned         106,500    1,600           20,284

                              Year               Book Value                    Deposits at
                           Opened or  Owned or  at March 31,   Approximate   March 31, 1998
                           Acquired    Leased      1998      Square Footage  (In thousands)
                           ---------  --------  ------------ --------------  --------------
  Pikesville --
  507 Reisterstown Road     1996       Leased       6,800       1,500            18,732

  Putty Hill --
  8030 Belair Road          1996       Owned      225,900       2,400            11,521

  Roland Park --
  4806 Roland Avenue        1996       Leased       5,700       1,800            11,400

    The book value of Harbor Federal's investment in premises and equipment totaled $1.8 million at March 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    From time to time, Harbor Federal is a party to various legal proceedings incident to its business. At March 31, 1998, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
---------------------------------------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    (a) The following exhibits either are filed as part of this report or are incorporated herein by reference:

    No.            Description
    --             -----------

   3.1       Articles of Incorporation of Harbor Federal
             Bancorp, Inc. 1

   3.2       Bylaws of Harbor Federal Bancorp, Inc. 1

   4         Form of Common Stock Certificate 1

  10.1       Employment and Guaranty Agreements between
             Harbor Federal Bancorp, Inc. and Harbor
             Federal Savings Bank and Robert A. Williams and Lawrence W. Williams, as amended * 2

  10.2       Severance Agreements between Harbor Federal
             Bancorp, Inc. and Harbor Federal Savings
             Bank and Norbert J. Luken, as amended * 2

  10.3 Employment Agreement and Guaranty Agreement between Thomas J. Riehl and Bank Street
             Mortgage Company and Harbor Federal Bancorp,
             Inc.*

  10.4       Harbor Federal Savings Bank Non-Employee Director
             Retirement Plan, as amended * 2

  10.5       Harbor Federal Savings Bank Deferred
             Compensation Plan, as amended * 1

  10.6       Harbor Federal Savings Bank Supplemental
             Executive Retirement Agreement with Robert
             Williams (renamed Grantor Trust), as amended * 1

  10.7       Harbor Federal Bancorp, Inc. Incentive
             Compensation Plan, as amended * 1

  10.8       Harbor Federal Bancorp, Inc. 1995 Stock Option and
             Incentive Plan and Trust, as amended *

  10.9       Harbor Federal Bancorp, Inc. Management Recognition
             Plan and Trust, as amended *

  13         Portions of Annual Report to Stockholders *

  21         Subsidiaries 3

  23         Consent of KPMG Peat Marwick LLP *

 27.1        Financial Data Schedule *

 27.2        Restated Financial Data Schedule for fiscal 1997 *

___________
*   Some or all filed as an exhibit to this report.
1 Some or all incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75624).
2 Some or all incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1994.
3 Incorporated by reference to "Item 1. Business-- Subsidiary Activities" in this report.

    (b) No report on Form 8-K was filed during the last quarter of the fiscal year covered by this report.

                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.

                             HARBOR FEDERAL BANCORP, INC.


Date:  June 25, 1998       By: /s/ Robert A. Williams
                               ------------------------
                               Robert A. Williams
                               President
                               (Duly Authorized Representative)

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