Form 10KSB40/A
period 1998-03-31
HARBOR FEDERAL BANCORP INC
filed 1998-07-07
CIK 919553

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-KSB/A
                     (Amendment No.  1)

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

                             HARBOR FEDERAL BANCORP, INC.


    Date:  July 6, 1998     By:/s/ Robert A. Williams
                               ------------------------
                               Robert A. Williams
                               President
                               (Duly Authorized Representative)

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