Form 10QSB
period 1998-06-30
HARBOR FEDERAL BANCORP INC
filed 1998-08-13
CIK 919553

                          FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



Mark One

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                              OR

   ---   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________.

Commission File Number:  0-24194


                  HARBOR FEDERAL BANCORP, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           MARYLAND                              52-1860591
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation  or organization)              Identification No.)

   705 York Road, Baltimore, Maryland            21204-2562
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(410)321-7041

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

     As of June 30, 1998, 1,693,420 shares of the registrant's
Common Stock, par value $0.01 per share, were issued and outstanding.

     Transitional small business disclosure format  (check one):
     YES      NO  X
         ---     ---

                    HARBOR FEDERAL BANCORP, INC.
                    ---------------------------

                        Baltimore, Maryland
                        -------------------

                               INDEX
                               -----

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements
              --------------------

         Consolidated Statements of Financial Condition --
           As of June 30, 1998 (Unaudited) and March 31, 1998

         Consolidated Statements of Income -- (Unaudited) for the three months ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows -- (Unaudited) for the three months ended June 30, 1998 and 1997

         Notes to (Unaudited) Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings
              -----------------

     Item 2.  Changes in Securities and Use of Proceeds
              -----------------------------------------

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security
              Holders
              -------------------------------------------

     Item 5.  Other Information
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

               PART I.    FINANCIAL INFORMATION

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARIES

        Consolidated Statements of Financial Condition

                                                              June 30,         March 31,
      Assets                                                    1998             1997
      ------                                                  --------         --------
                                                             (Unaudited)
Cash:
   On hand and due from banks                               $  1,925,033        2,752,630
   Interest-bearing deposits                                      40,563          173,728
Federal funds sold                                             8,069,266          313,047
Investment securities, fair value of $48,677,524
   and $51,779,610, respectively                              48,686,233       51,826,542
Mortgage-backed securities, fair value of
   $19,468,746 and $21,324,796, respectively                  19,317,824       21,159,954
Loans receivable, net                                        150,794,392      147,901,019
Investment in Federal Home Loan Bank stock, at cost            1,433,500        1,433,500
Investment in and advances to affiliated Corporation           2,825,000        2,850,000
Property and equipment, net                                    1,812,706        1,820,909
Prepaid expenses and other assets                                828,820          908,861
                                                            ------------     ------------
     Total assets                                           $235,733,337      231,140,190
                                                            ============     ============
   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
   Savings accounts                                         $178,032,425      172,902,844
   Borrowed funds                                             23,310,000       25,266,250
   Advance payments by borrowers for taxes,
     insurance and ground rents                                2,712,874        1,935,804
   Accrued expenses and other liabilities                      1,634,124        1,560,098
   Federal and state income taxes payable                        345,103          152,384
                                                            ------------     ------------
     Total liabilities                                       206,034,526      201,817,380
                                                            ------------     ------------
Stockholders' equity:
   Preferred stock $0.01 par value; authorized
     5,000,000 shares; none issued                                    --               --
   Common stock $0.01 par value; authorized 20,000,000
     shares; 1,693,420 shares issued and outstanding              16,934           16,934
   Additional paid-in capital                                 13,044,881       13,069,233
   Unearned ESOP shares                                         (912,830)        (912,830)
   Retained income, substantially restricted                  17,213,930       16,939,169
   Accumulated comprehensive income                              335,896          210,304
                                                            ------------     ------------
     Total stockholders' equity                               29,698,811       29,322,810
                                                            ------------     ------------
     Total liabilities and stockholders' equity             $235,733,337      231,140,190
                                                            ============     ============

See accompanying notes to consolidated financial statements.

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARIES

              Consolidated Statements of Income
                          (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Interest income:
   Loans receivable                                          $2,969,164        2,870,256
   Mortgage-backed securities                                   356,964          248,054
   Investment securities                                        911,969          826,278
   Interest-earning deposits and other short-term
     investments                                                 81,252           75,697
                                                             ----------       ----------
     Total interest income                                    4,319,349        4,020,285
                                                             ----------       ----------
Interest expense:
   Savings accounts:
     Certificates                                             1,784,829        1,657,697
     NOW and money market deposit accounts                      231,031          249,736
     Passbook and statement savings                             243,559          257,234
                                                             ----------       ----------
                                                              2,259,419        2,164,667
   Borrowed funds:
     Federal Home Loan Bank Advances                            127,653               --
     Securities sold under agreements to repurchase             200,810          223,920
                                                             ----------       ----------
                                                                328,463          223,920
     Total interest expense                                   2,587,882        2,397,587
                                                             ----------       ----------
     Net interest income                                      1,731,467        1,622,698
Provisions for losses on loans                                   10,000           30,000
                                                             ----------       ----------
     Net interest income after provision for losses
       on loans                                               1,721,467        1,592,698
                                                             ----------       ----------
Noninterest income:
   Loan fees and service charges                                 90,768           18,453
   Other                                                         34,390           43,511
                                                             ----------       ----------
     Total noninterest income                                   125,158           61,964
                                                             ----------       ----------
Noninterest expense:
   Compensation and benefits                                    660,030          646,342
   Occupancy and equipment                                      106,072          108,968
   SAIF deposit insurance premiums                               23,104           22,711
   Advertising                                                   35,633           20,845
   Other                                                        197,130          197,344
                                                             ----------       ----------
     Total noninterest expense                                1,021,969          996,210
                                                             ----------       ----------
     Income before income taxes                                 824,656          658,452
Income taxes                                                    329,750          254,350
                                                             ----------       ----------
        Net income                                              494,906          404,102
Other comprehensive income, net of tax:
    Unrealized holding gain on securities available
      for sale arising during the period                        125,592          376,543
                                                             ----------       ----------
        Comprehensive income                                 $  620,498          780,645
                                                             ==========       ==========

Net income per share of common stock (Note 5):
   Basic (1)                                                 $      .28              .24
                                                             ----------       ----------
   Diluted (1)                                               $      .27              .23
                                                             ----------       ----------

(1) Amounts have been stated for the effect of a 10% stock dividend declared on July 15, 1998

See accompanying notes to consolidated financial statements.

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARIES

            Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from operating activities
   Net income                                                $  494,906          404,102

   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                             23,259           33,637
        Provision for losses on loans                            10,000           30,000
        Amortization of premium on savings deposits              95,346           95,346
        Non cash compensation under stock-based
          benefit plans                                         137,523          133,450
        Loans originated for sale, net of repayments            (42,569)      (1,733,066)
        Amortization of loan fees, premiums and
          discounts, net                                       (179,592)         (26,043)
        Increase in prepaid expenses and other assets              (629)        (134,615)
        Increase (decrease) in accrued expenses and
          other liabilities                                     (45,973)          81,184
        Increase in federal and state income taxes payable      192,719          197,394
        Increase in accrued interest receivable                 (31,286)        (329,310)
                                                             ----------       ----------
             Net cash provided by (used in)
               operating activities                             653,704       (1,247,921)
                                                             ----------       ----------
Cash flows from investing activities:
   Maturities of investment securities held to maturity       5,500,000        2,090,909
   Purchase of investment securities available for sale      (1,997,500)              --
   Principal repayments of mortgage-backed securities
     held to maturity                                           770,239          783,856
   Principal repayments of mortgage-backed securities
     available for sale                                       1,046,215          218,021
   Proceeds from sale of investment in real estate                   --          465,136
   Loan principal disbursements, net of repayments           (2,780,180)        (486,661)
   Loan purchases                                                    --         (571,990)
   Purchases of property and equipment                          (15,056)         (12,763)
   Decrease (increase) in investments in and advances
     to affiliated corporation, net                              25,000         (100,000)
                                                             ----------       ----------
             Net cash provided by investing activities       $2,548,718        2,386,508
                                                             ----------       ----------

                                                     (Continued)

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from financing activities:
   Net increase (decrease) in savings accounts              $ 5,034,235         (982,383)
   Net decrease in borrowed funds                            (1,956,250)      (3,000,000)
   Increase in advance payments by borrowers
     for taxes, insurance and ground rents                      777,070          739,939
   Purchase of common stock for Stock Option Trust              (65,250)              --
   Purchase of common stock                                          --         (965,687)
   Exercise of stock options by Stock Option Trust               23,375               --
   Dividends paid                                              (220,145)        (172,042)
                                                            -----------      -----------
     Net cash provided by (used in) financing activities      3,593,035       (4,380,173)
                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents          6,795,457       (3,241,586)

Cash and cash equivalents at beginning of period              3,239,405        5,698,253
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $10,034,862        2,456,667
                                                            ===========      ===========
Supplemental information -- noncash investing activities:
   Unrealized holding gain  on securities available for
     sale, net of income tax effect                         $   125,592          376,543
                                                            ===========      ===========


See accompanying notes to consolidated financial statements.

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARIES

          Notes to Consolidated Financial Statements

               Three Months Ended June 30, 1998
                         (Unaudited)


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

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the three months ended June 30, 1998 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999. Actual results could differ significantly from those estimates.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of Harbor Federal Savings Bank, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage Company. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At June 30, 1998, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for the "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 5 -- Earnings per Common Share. On July 15, 1998 the Company declared a 10% stock dividend to shareholders of record on July 31, 1998 payable on August 10, 1998. Information related to the calculation of net income per share of common stock is summarized as follows for the three months ended June 30, 1998 and June 30, 1997, adjusted for the effect of the 10% stock dividend:

                                           June 30, 1998         June 30, 1997
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net Income                              494,906    494,906     404,102     404,102
Dividend on unvested common
  stock award                            (4,289)    (2,717)     (4,988)     (3,634)
                                      ---------  ---------   ---------   ---------
Adjusted net income used in
  EPS calculations                      490,617    492,189     399,114     400,468
                                      =========  =========   =========   =========

Weighted average shares outstanding   1,729,355  1,729,355   1,687,833   1,687,833
Diluted securities:
     Options                                 --     67,734          --      38,764
     Unvested common stock awards            --     12,098          --      13,531
                                      ---------  ---------   ---------   ---------
Adjusted weighted-average shares
  used in EPS
     Computation                      1,729,355  1,809,187   1,687,833   1,740,128
                                      =========  =========   =========   =========


Note 6 -- Investment Securities. Investment securities available for sale included in total investment securities have a book and fair market value of $38,407,567 at June 30, 1998 and $36,204,093 at March 31, 1998 and related accrued interest of $565,021 at June 30, 1998 and $432,389 at March 31, 1998.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $15,870,700 at June 30, 1998 and $16,930,783 at March 31, 1998 and related accrued interest of $113,333 at June 30, 1998 and $121,011 at March 31, 1998.

                    HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


     The following discussion analyzes the financial condition of the Company at June 30, 1998 and March 31, 1998 and the results of operations of the Company for the three months ended
June 30, 1998 and 1997.

Financial Condition
-------------------

     Harbor Federal's total assets increased by $4.6 million or 2.0% to $235.7 million at June 30, 1998 from $231.1 million at March 31, 1998. The increase in total assets resulted from increase in federal funds sold of $7.8 million to $8.1 million at June 30, 1998 from $300,000 at March 31, 1998, partially offset by a reduction in mortgage-backed securities of $1.8 million or 8.7% to $19.3 million at June 30, 1998 from $21.1 million at March 31, 1998 and a reduction in cash of $960,000. Loans receivable, net increased by $2.9 million or 2.0% to $150.8 million at June 30, 1998 from $147.9 million at March 31, 1998. This increase was due in part to a greater demand for loans during this quarter. The increase was funded by a reduction in investment securities of $3.1 million or 6.1% to $48.7 million at June 30, 1998 from $51.8 million at March 31,1998.

Results of Operations
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting of savings accounts and borrowed funds. Net income for the three months ended June 30, 1998 increased $91,000 or 22.5% to $495,000 from
$404,000 for the three months ended June 30, 1997.

     Interest Income. Total interest income increased by $299,000 or 7.5% to $4.32 million for the three months ended June 30, 1998 from $4.02 million for the three months ended June 30, 1997. The increase in interest income was primarily attributable to an increase in average loan receivables to $149.5 million for the quarter ended June 30, 1998 from $146.1 million for the quarter ended June 30, 1997 and an increase in the average yield on Harbor Federal's average interest-earning assets to 7.95% for the three months ended June 30, 1998 from 7.86% for the three months ended June 30, 1997. The increase in average loans receivable was primarily due to increased loan production over normal repayments.

     Interest income on mortgage-backed securities increased by $109,000 was attributable to an increase in average mortgage-backed securities to $20.3 million for the quarter ended June 30, 1998 from $13.8 million for the quarter ended June 30, 1997 offset by a reduction in the average yield on those securities to 7.03% for the three months ended June 30, 1998 from 7.22% for the three months ended June 30, 1997. The increase in average mortgage-backed securities was due to the purchase of a $9.9 million package of mortgage-backed securities in December 1997.

     Interest Expense. Total interest expense increased by $190,000 or 7.9% to $2.59 million for the three months ended June 30, 1998 from $2.40 million for the three months ended June 30, 1997. The increase was attributable to an increase in average deposits and borrowings by $12.8 million or 6.9% to $199.1 million for the three months ended June 30, 1998 from $186.3 million for the three months ended June 30, 1997 and by an increase in average cost of deposits and borrowings to 5.20% for the three months ended June 30, 1998 from 5.15% for the three months ended June 30, 1997.

     Net Interest Income. Net interest income increased by $109,000 or 6.7% to $1.73 million for the three months ended
June 30, 1998 from $1.62 million for the three months ended June
30, 1997 due to the above mentioned changes.

     Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of non-performing loans and regulatory reviews conducted in the regulatory examination process. There was a $10,000 provision for loan losses during the three months ended June 30, 1998 and a $30,000 provision for loan losses for the same period in 1997. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at June 30, 1998.

     Noninterest Income. Noninterest income increased by $63,200 or 102.0% to $125,000 for the three months ended June 30, 1998 from $62,000 for the three months ended June 30, 1997. This was primarily due to an increase in fee income of $70,000 from Bank Street Mortgage Company, which was formed in June of 1997. This was offset by a reduction of $7,000 in ATM fees due to the closing of its ATM machine in Ocean City, Maryland in November of 1997.

     Noninterest Expense. Noninterest expense increased by $25,800 or 2.6% to $1.02 million for the three months ended June 30, 1998, from $996,000 for the three months ended June 30, 1997. The increase in noninterest expense resulted primarily from increases in compensation and benefit expense of $13,800 and an increase in advertising of $14,800.

     The increase in compensation and benefit expense were partly attributable to a normal 5% pay increase for most employees and the addition of several employees in the mortgage banking subsidiary. This subsidiary is focusing on VA, FHA and long term fixed rate mortgages suitable for sale on the secondary market.

Liquidity and Capital Resources
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 28.3% for the three months ended June 30, 1998. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the three months ended June 30, 1998, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $6.8 million.

     The Company had $3.2 million in outstanding loan commitments at June 30, 1998. Harbor Federal expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

YEAR 2000 ACTION PLAN

     In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan identifies the process by which the Company will address Year 2000 related issues. It also establishes a committee, lead by senior management, assigned the responsibility to complete Year 2000 preparations, with a targeted completion date of December 31, 1998. The Plan includes several phases as follows: awareness, assessment; renovation; validation; and implementation.

     The Company relies upon its third party service bureau to provide its data processing services. The Company has reviewed the Year 2000 plan established by its data processing service bureau and regularly evaluates the progress being made. In addition, the Company is working with other vendors in pursuit of timely completion of the Year 2000 project.

     Cost associated with the Year 2000 project will primarily include costs incurred to upgrade existing software and hardware not currently Year 2000 compliant. The Company estimates that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. Management currently expects that these costs could range to $35,000 over a period of eighteen months.

STOCK DIVIDEND

     The Company declared a 10% stock dividend at its Annual
Stockholders Meeting on July 15, 1998 to be paid on August 10,
1998 to shareholders of record on July 31, 1998.

     Fractional shares will be rounded up or down to the nearest whole share.

NEW ACCOUNTING STANDARDS

     In June 1997, The Financial Accounting Standards Board ("FASB:) issued SFAS No. 130, "Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters, quarters or fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods.

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
                   -----------------
                   From time to time Harbor Federal is a party to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings to which the Company, Harbor Federal or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

          Item 2.  Changes in Securities and Use of Proceeds
                   -----------------------------------------
                   None

          Item 3.  Defaults Upon Senior Securities
                   -------------------------------
                   None

          Item 4.  Submission of Matters to a Vote of Security
                   Holders
                   -------------------------------------------
                   None

          Item 5.  Other Information
                   -----------------
                   None

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a)  List of Exhibits

                        27.1  Financial Data Schedule
                        27.2  Restated Financial Data Schedule
                              for first quarter 1997 10-QSB

                   (b)  Form 8-K

                        None

                          SIGNATURES
                          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HARBOR FEDERAL BANCORP, INC.


Date:  August 14, 1998           /s/ Robert A. Williams
                                 ------------------------------
                                 Robert A. Williams
                                 President
                                (Duly Authorized Representative)



Date:  August 14, 1998           /s/ Norbert J. Luken
                                 ------------------------------
                                 Norbert J. Luken
                                 Treasurer
                                (Principal Financial Officer)