Form 10QSB
period 1998-09-30
HARBOR FEDERAL BANCORP INC
filed 1998-11-10
CIK 919553

                          FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



Mark One

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                              OR

   ---   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________.

Commission File Number:  0-24194
                         -------


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

Registrant's telephone number, including area code:(410)321-7041
                                                    ------------

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

     As of September 30, 1998, 1,862,795 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

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

         Consolidated Statements of Financial Condition --
           As of September 30, 1998 (Unaudited) and March 31,
           1998

         Consolidated Statements of Income and Comprehensive
          Income -- (Unaudited) for the six and three months ended September 30, 1998 and 1997

         Consolidated Statements of Cash Flows -- (Unaudited) for the six months ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements --
         (Unaudited)

     Item 2.  Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

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

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security
              Holders
              -------------------------------------------

     Item 5.  Other Information
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

               PART I.    FINANCIAL INFORMATION

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARY

        Consolidated Statements of Financial Condition

                                                              September 30,    March 31,
      Assets                                                     1998           1998
      ------                                                  ------------    --------
                                                             (Unaudited)
Cash:
      On hand and due from banks                             $  1,344,256     2,752,630
      Interest-bearing deposits                                   282,003       173,728
Federal funds sold                                              1,525,227       313,047
Investment securities, fair value of $49,946,285
      and $51,779,610, respectively                            49,936,785    51,826,542
Mortgage-backed securities, fair value of
      $17,698,025 and $21,324,796, respectively                17,584,010    21,159,954
Investment in real estate                                     153,823,240   147,901,019
Real estate owned                                                  86,050          ----
Investment in Federal Home Loan Bank stock,
      at cost                                                   1,433,500     1,433,500
Investment in and advances to affiliated
      Corporation                                               2,875,000     2,850,000
Property and equipment, net                                     1,818,222     1,820,909
Prepaid expenses and other assets                                 984,961       908,861
                                                             ------------  ------------
            Total assets                                     $231,693,254   231,140,190
                                                             ============  ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
      Savings accounts                                       $176,243,061   172,902,844
      Borrowed funds                                           23,310,000    25,266,250
      Advance payments by borrowers for taxes,
            insurance and ground rents                            655,889     1,935,804
      Accrued expenses and other liabilities                    1,881,013     1,560,098
      Federal and state income taxes payable                         ----       152,384
                                                             ------------  ------------
            Total liabilities                                 202,089,963   201,817,380
                                                             ------------  ------------
Stockholders' Equity:
      Preferred stock $0.01 par value; authorized
        5,000,000 shares; none issued                                ----          ----
      Common stock $0.01 par value; authorized
        20,000,000 shares; 1,862,795 and 1,693,420
        shares issued and outstanding                              18,628        16,934
      Additional paid-in capital                               15,890,956    13,069,233
      Unearned ESOP shares                                       (912,830)     (912,830)
      Retained income, substantially restricted                14,063,657    16,939,169
      Accumulated comprehensive income                            542,880       210,304
                                                             ------------  ------------
            Total stockholders' equity                         29,603,291    29,322,810
                                                             ------------  ------------
            Total liabilities and stockholders' equity       $231,693,254   231,140,190
                                                             ============  ============

See accompanying notes to consolidated
financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

   Consolidated Statements of Income and Comprehensive Income
                          (Unaudited)

                                                    Six Months Ended       Three Months Ended
                                                      September 30,          September 30,
                                                   -----------------      -------------------
                                                     1998       1997        1998        1997
                                                   ------     ------      ------       ------
Interest income:
   Loans receivable                               $5,914,586  5,796,882  2,945,422    2,926,626
   Mortgage-backed securities                        679,196    485,798    322,232      237,744
   Investment securities                           1,859,056  1,597,358    947,087      771,080
   Interest-earning deposits and
     other short-term investments                    163,072    155,768     81,820       80,071
                                                  ---------- ---------- ----------   ----------
                    Total interest income          8,615,910  8,035,806  4,296,561    4,015,521
                                                  ---------- ---------- ----------   ----------

Interest expense:
   Savings accounts:
      Certificates                                 3,619,587  3,318,440  1,834,758    1,660,743
      NOW and money market deposit accounts          466,128    504,020    235,097      254,284
      Passbook and statement savings                 489,359    514,076    245,800      256,842
                                                  ---------- ---------- ----------   ----------
                                                   4,575,074  4,336,536  2,315,655    2,171,869
   Borrowed funds:
      Federal Home Loan Bank advances                256,708       ----    129,055         ----
      Securities sold under agreements
        to repurchase                                397,737    449,176    196,927      216,256
                                                  ---------- ---------- ----------   ----------
                                                     654,445    449,176    325,982      216,256
                    Total interest expense         5,229,519  4,785,712  2,641,637    2,388,125
                                                  ---------- ---------- ----------   ----------
                    Net interest income            3,386,391  3,250,094  1,654,924    1,627,396
Provision for losses on loans                         40,000     40,000     30,000       10,000
                                                  ---------- ---------- ----------   ----------
                    Net interest income after
                      provision for losses on
                      Loans                        3,346,391  3,210,094  1,624,924    1,617,396
                                                  ---------- ---------- ----------   ----------
Noninterest income:
      Loan fees and service charges                  232,530     71,727    141,762       53,274
      Other                                           87,318     85,988     52,928       42,477
                                                  ---------- ---------- ----------   ----------
                    Total noninterest income         319,848    157,715    194,690       95,751
                                                  ---------- ---------- ----------   ----------
Noninterest expense:
      Compensation and benefits                    1,350,968  1,337,160    690,938      690,818
      Occupancy and equipment                        206,018    224,912     99,946      115,944
      SAIF deposit insurance premiums                 45,363     45,208     22,259       22,497
      Advertising                                     73,196     48,958     37,563       28,113
      Other                                          368,228    383,123    171,098      185,779
                                                  ---------- ---------- ----------   ----------
                    Total noninterest expense      2,043,773  2,039,361  1,021,804    1,043,151
                                                  ---------- ---------- ----------   ----------
                    Income before income taxes     1,622,466  1,328,448    797,810      669,996
Income taxes                                         648,150    513,113    318,400      258,763
                                                  ---------- ---------- ----------   ----------
                            Net income               974,316    815,335    479,410      411,233
                                                  ---------- ---------- ----------   ----------
Other comprehensive income, net of tax:
      Unrealized holding gain on securities
        available for sale                           332,576    565,688    206,984      189,145
                                                  ---------- ---------- ----------   ----------
                            Comprehensive income  $1,306,892  1,381,023    686,394      600,378
                                                  ========== ========== ==========   ==========
Net income per share of common stock (Note 5):
      Basic (1)                                     $    .56        .48        .27          .24
                                                  ========== ========== ==========   ==========
      Diluted (1)                                   $    .54        .46        .27          .23
                                                  ========== ========== ==========   ==========

1) Amounts have been restated for the effect of a 10% stock dividend paid on August 10, 1998.

     See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)


                                                                   Six Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from operating activities
  Net income                                                  $  974,316       815,335
    Adjustments to reconcile net income to
      Net cash provided by (used in) operating activities:
          Depreciation                                            47,113        67,650
          Provision for losses on loans                           40,000        40,000
          Amortization of premium on savings deposits            190,692       190,692
          Noncash compensation under stock-based
            benefit plans                                        275,046       266,900
          Loans originated for sale, net of repayments          (610,382)   (3,215,734)
          Amortization of loan fees, premiums and
            discounts, net                                       (78,503)      (80,362)
          Increase in prepaid expenses and other assets         (204,714)     (154,265)
          Increase in accrued expenses and other liabilities     123,457       314,882
          Change in federal and state income taxes receivable
            or  payable                                         (208,881)      (33,843)
          Increase in accrued interest receivable                  9,272        20,778
          Decrease in accrued interest payable                   (68,930)      (37,967)
                                                              ----------    ----------
               Net cash provided by (used in) operating
                 activities                                      488,486    (1,805,934)
                                                              ----------    ----------
Cash flows from investing activities:
  Maturities of investment securities available for sale       8,000,000     1,000,000
  Maturities of investment securities held to maturity        13,000,000     3,090,909
  Purchase of investment securities available for sale       (18,518,875)        -----
  Principal repayments of mortgage-backed securities
     held to maturity                                          1,373,196     1,145,971
  Principal repayments of mortgage-backed securities
     available for sale                                        2,090,898       493,684
  Proceeds from sale of investments in real estate                 -----       465,136
  Loan principal disbursements, net of repayments             (5,144,101)     (506,021)
  Loan purchases                                                (160,000)   (1,006,911)
  Purchases of property and equipment, net                       (44,426)      (17,871)
  Increase in investments in and advances to affiliated
    corporation, net                                             (25,000)     (150,000)
                                                              ----------    ----------
               Net cash provided by investing activities         571,692     4,514,897
                                                              ----------    ----------
                                                                            (Continued)

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)




                                                                   Six Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from financing activities:
  Net increase in savings deposits                            3,149,525         69,754
  Net decrease in borrowed funds                             (1,956,250)    (1,777,000)
  Decrease in advance payments by borrowers
        for taxes, insurance and ground rents                (1,279,915)    (1,322,245)
  Purchases of common stock for Stock Option Trust             (642,325)          ----
  Purchases of common stock                                        ----       (965,687)
  Exercise of stock options by Stock Option Trust                43,176         28,952
  Dividends paid                                               (462,308)      (375,252)
                                                            -----------    -----------
            Net cash used in financing activities            (1,148,097)    (4,341,478)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                       (87,919)    (1,632,515)

Cash and cash equivalents at beginning of period              3,239,405      5,698,253
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 3,151,486      4,065,738
                                                            ===========    ===========

Supplemental information -- noncash investing activities:
  Unrealized holding gain on securities available for
    sale, net of income tax effect                          $   332,576        565,688
                                                            ===========    ===========
  Transfer of loans receivable to investments in
    real estate                                             $    86,050         67,795
                                                            ===========    ===========


See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

           Notes to Consolidated Financial Statements

              Six Months Ended September 30, 1998
                          (Unaudited)

Note 1 -- Business. The accompanying unaudited consolidated financial statements include the accounts of Harbor Federal Bancorp, Inc. (the "Company") and wholly-owned subsidiaries, including Harbor Federal Savings Bank ("Harbor Federal"). Harbor Federal provides a full range of banking services to individual and corporate customers through its subsidiaries and branch offices in Maryland. Harbor Federal is subject to competition from other financial institutions. Harbor Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal, recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the six and three months ended September 30, 1998 have been recorded.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. The adoption of the provisions of SFAS No. 130 did not affect the financial condition or results of operations of the Company.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The results of operations for the six and three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of the Company and Harbor Federal, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage Company. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At September 30, 1998, Harbor Federal was in compliance with all regulatory capital requirements. In addition to these requirements, since the conversion Harbor Federal must maintain sufficient capital for a "liquidation account" for the benefit of eligible account holders. In the event of a complete liquidation of Harbor Federal, eligible depositors would have an interest in the account.

Note 5 -- Earnings per Common Share. On August 10, 1998 the Company paid a 10% stock dividend to shareholders of record on July 31, 1998. Information related to the calculation of net income per share of common stock is summarized as follows for the six and three months ended September 30, 1998 and September 30, 1997, adjusted for the effect of the 10% stock dividend:

                                        September 30, 1998     September 30, 1997
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                               974,316    974,316    815,335     815,335
Dividend on unvested common
  stock awards                            (7,804)    (5,272)    (9,975)     (7,346)
                                       ---------  ---------   --------  ----------
Adjusted net income used in
  EPS calculations                       966,512    969,044    805,360     807,989
                                       =========  =========  =========  ==========

Weighted average shares outstanding    1,730,915  1,730,915  1,692,600   1,692,600
Dilutive securities:
     Options                                 ---     58,860        ---      37,654
     Unvested common stock awards            ---     10,212        ---      13,143
                                       ---------  ---------   --------  ----------
Adjusted weighted-average shares used
  in EPS computation                   1,730,915  1,799,987  1,692,600   1,743,397
                                       =========  =========  =========  ==========

                                        September 30, 1998     September 30, 1997
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                               479,410    479,410     411,233    411,233
Dividend on unvested common
  stock awards                            (4,091)    (2,847)     (5,436)    (1,918)
                                       ---------  ---------   --------  ----------
Adjusted net income used in
  EPS calculations                       475,319    476,563     405,797    409,315
                                       =========  =========  =========  ==========

Weighted average shares outstanding    1,730,915  1,730,915   1,687,833  1,687,833
Dilutive securities:
     Options                                 ---     55,168         ---     40,944
     Unvested common stock awards            ---      9,571         ---     14,292
                                       ---------  ---------   --------  ----------
Adjusted weighted-average shares
  used in EPS computation              1,730,915  1,795,654   1,687,833  1,743,069
                                       =========  =========  =========  ==========


Note 6 -- Investment Securities. Investment securities available for sale included in investment securities have a carrying value and fair market value of $46,407,618 at September 30, 1998 and $36,204,093 at March 31, 1998 and related accrued interest of $566,660 at September 30, 1998 and $432,389 at March 31, 1998.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a carrying value and fair market value of $14,752,668 at September 30, 1998 and $16,930,783 at March 31,
1998 and related accrued interest of $105,222 at September 30, 1998 and $121,011 at March 31, 1998.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations



     The following discussion analyzes the financial condition of the Company at September 30, 1998 and the results of operations of the Company for the six and three months ended
September 30, 1998 and 1997.

FINANCIAL CONDITION
-------------------

     Harbor Federal's total assets increased by $553,000 or 0.2% to $231.7 million at September 30, 1998 from $231.1 million at March 31, 1998.

     Loans receivable, net, increased by $5.9 million or 4.0% to $153.8 million at September 30, 1998 from $147.9 million at March 31, 1998. This increase was due in part to a greater demand for loans during this period. The increase was funded in part by a reduction in investment securities of $1.9 million or 3.6% to $49.9 million at September 30, 1998 from $51.8 million at March 31,1998 and a reduction in mortgage-backed securities of $3.6 million or 16.9% to $17.6 million at September 30, 1998 from $21.2 million at March 31, 1998.

RESULTS OF OPERATIONS
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts. Net income for the six and three months ended September 30, 1998 increased $159,000 and $68,000 respectively.

     Interest Income. Total interest income for the six months ended September 30, 1998 increased by $580,000 or 7.2% to $8.6 million from $8.0 million for the same period in 1997. Total interest income for the three months ended September 30, 1998 increased by $281,000 or 7.0% to $4.3 million from $4.0 million for the same period in 1997. The increases in interest income resulted from a $15.6 million or 7.3% and $17.1 million or 8.1% increase in average interest-earning assets for the six and three months ended September 30, 1998 as compared to the same periods in 1997 offset by a decrease in the average yield on Harbor Federal's average interest-earning assets to 7.54% and 7.50% for the six and three months ended September 30, 1998 from 7.55% and 7.58% for the six and three months ended September 30, 1997.

     Interest on loans for the six months ended September 30, 1998 increased $118,000 or 2.0% as compared to the same period in 1997. Interest on loans for the three months ended September 30, 1998 increased $19,000 or 0.6% as compared to the same period in 1997. The increases were due primarily to increases in average loans receivable of $3.0 million or 2.0% and $2.6 million or 1.8% for the six and three months ended September 30, 1998, respectively, as compared to the same periods in 1997.
The increase in average loans receivable was due primarily to increased loan production over normal repayments.

     Interest on mortgage-backed securities for the six and three months ended September 30,1998 increased by $193,000 or 39.8% and $84,000 or 35.5% respectively, as compared to the same periods in 1997. The increases were the result of increases in the average mortgage-backed securities of $6.0 million or 44.9% and $5.5 million or 42.1% for the six and three months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increases in average mortgage-backed securities were due primarily to the purchase of a $9.9 million mortgage-backed security in December 1997.

     Interest on investment securities for the six and three months ended September 30, 1998 increased by $262,000 or 16.4% and $176,000 or 22.8%, respectively, as compared to the same periods in 1997. The increases were due primarily to increases in the average investment securities of $5.1 million or 11.2% and $6.1 million or

                    HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



13.6% for the six and three months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increases in average investment securities were due to an increase in purchases of investment securities offset by increased borrowings in the latter half of fiscal year end March
31, 1998.

     Interest Expense. Total interest expense for the six and three months ended September 30, 1998 increased by $444,000 or 9.3% and $254,000 or 10.6% to $5.2 million and $2.6 million from $4.8 million and $2.4 million for the same periods in 1997. The increases were primarily attributable to increases in the weighted average balance of deposits and borrowings for the six and three months ended September 30 1998 of $13.5 million or 7.2% and $15.1 million or 8.2%, respectively, over the same periods in 1997, and an increase in the weighted average cost of Harbor Federal's deposits and borrowings to 5.24% and 5.27%, respectively, for the six and three months ended September 30,1998 from 5.14% and 5.15%, respectively, for the same periods in 1997.

     Net Interest Income. Net interest income for the six and three months ended September 30, 1998 increased by $136,000 or 4.2% and $28,000 or 1.7% to $3.4 million and $1.7 million from $3.3 million and $1.6 million for the same periods in 1997 due to the above-mentioned changes.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of nonperforming loans and regulatory reviews conducted in the regulatory examination process. There were provisions of $40,000 and $30,000 for loan losses during the six and three months ended September 30, 1998 as compared to $40,000 and $10,000 during the same periods in 1997. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at September 30, 1998.

     Noninterest Income. Noninterest income for the six and three months ended September 30, 1998 increased by $162,000 or 102.8% and $99,000 or 103.3% to $320,000 and $195,000 from
$158,000 and $96,000 for the same periods in 1997. The increase for the six and three months ended September 30, 1998 was due primarily to an increase in fee income of $l59,000 from Bank Street Mortgage Company which commenced operations in June 1997. This was offset by a reduction of $19,000 in ATM fees due to the closing of ATM machine in Ocean City, Maryland in November of 1997. This ATM machine has been reinstalled in the Parkville branch in September 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 27.7% and 27.1% for the six and three months ended September 30, 1998. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



     During the six months ended September 30, 1998, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $88,000.

     The Company had $3.5 million in outstanding loan commitments at September 30, 1998. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

YEAR 2000 ACTION PLAN

     The entire concept behind the Year 2000 issue is the way the computer stores the year. In the beginning of the computer age, computers had limited storage space. In an effort to save this storage space, programmers utilized a two-digit year field. This means that the year 1998 is stored as 98 in some systems. This year format implies that 2000 is stored as 00 and interpreted as 1900. In order for calculations to be performed accurately, these computer systems have to be reprogrammed.

     In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan includes several phases as follows: awareness, assessment, renovation, validation and implementation. The awareness phase establishes a committee that is composed of representatives from all functional areas of the Company. The assessment phase includes the inventory of all hardware and software. Presently, the Company has replaced all hardware. The Company relies on its third party service bureaus to provide data processing services and is dependent upon vendor application software. In addition, internal and external mission critical systems have been upgraded with Year 2000 compliant versions. These systems include data processing, accounting, payroll, mortgage management and electronic systems. The hardware and software replacement involves the renovation phase. The validation phase consists of extensive testing.
This testing utilizes daily processing on sensitive future dates. The Company has completed testing of mission critical systems. Implementation involves re-testing any systems that failed the original testing. It is the Company's goal to follow the Plan and have internal Year 2000 issues resolved by December 31, 1998.

     In addition to the Plan, the Company has devised a Year 2000 contingency plan. The contingency plan resolves any issues that may occur to software. It states alternative solutions and deadlines for any software that is not Year 2000 compliant. In addition, the contingency plan handles any outside variables that may affect the Company when the Year 2000 approaches. Although precautions have been taken, the contingency plan does not guarantee all external and internal variables.

     Cost associated with the Year 2000 primarily includes costs incurred to upgrade existing software and to replace hardware. The Company estimates that these costs will be incurred in the normal course of business as software and hardware are ordinarily upgraded to keep pace with technological advances. Management currently expects that these costs could reach $35,000.

STOCK DIVIDEND

     The Company paid a 10% stock dividend on August 10, 1998 to shareholders of record on July 31, 1998. Fractional shares were rounded up or down to the nearest whole share.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



position and measure those instruments at fair value. It is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It does not apply retroactively.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings
                    -----------------
                    From time to time Harbor Federal is a party to various legal proceedings incident to its business. At September 30, 1998, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries were a party, or to which any of their property was subject, which were expected by management to result in a material loss.

          Item 2.   Changes in Securities and Use of Proceeds
                    -----------------------------------------
                    None

          Item 3.   Defaults Upon Senior Securities
                    -------------------------------
                    None

          Item 4.   Submission of Matters to a Vote of Security
                    Holders
                    -------------------------------------------
                    On July 15, 1998, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to serve for three year terms:

                      Votes
                      -----------------------                    Broker
                      For            Withheld     Abstentions   Non-Votes
                      -------        --------     -----------   ---------
Robert A. Williams    1,598,878         1,200      -----
                      ---------         -----      -----


          Item 5.   Other Information
                    -----------------
                    None

          Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------

                   (a)  List of Exhibits

                        27.1  Financial Data Schedule
                        27.2  Restated Financial Data Schedule
                              at and for the six months ended
                              September 30, 1997


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


                          HARBOR FEDERAL BANCORP, INC.


Date:  November 10, 1998  By: /s/ Robert A. Williams
                              --------------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)



Date:  November 10, 1998  By: /s/ Norbert J. Luken
                              --------------------------------
                              Norbert J. Luken
                              Treasurer
                              (Principal Financial Officer)