Form 10QSB
period 1998-12-31
HARBOR FEDERAL BANCORP INC
filed 1999-02-05
CIK 919553

                          FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



Mark One

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

     As of December 31, 1998, 1,796,767 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

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

         Consolidated Statements of Financial Condition --
           As of December 31, 1998 (Unaudited) and March 31,
           1998

         Consolidated Statements of Income and Comprehensive
          Income -- (Unaudited) for the nine and three months ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows -- (Unaudited) for the nine months ended December 31, 1998 and 1997

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

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security
              Holders
              -------------------------------------------

     Item 5.  Other Information
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

               PART I.    FINANCIAL INFORMATION

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARY

        Consolidated Statements of Financial Condition

                                                              December 31,    March 31,
      Assets                                                     1998           1998
      ------                                                  ------------    --------
                                                             (Unaudited)
Cash:
      On hand and due from banks                             $  2,570,435     2,752,630
      Interest-bearing deposits                                    50,805       173,728
Federal funds sold                                              2,013,804       313,047
Investment securities, fair value of $45,435,068
      and $51,779,610, respectively                            45,435,068    51,826,542
Mortgage-backed securities, fair value of
      $15,687,992 and $21,324,796, respectively                15,580,835    21,159,954
Loans receivable, net                                         155,134,780   147,901,019
Investment in Federal Home Loan Bank stock,
      at cost                                                   1,433,500     1,433,500
Investment in and advances to affiliated
      corporation                                               2,525,000     2,850,000
Property and equipment , net                                    1,769,062     1,820,909
Prepaid expenses and other assets                               1,048,623       908,861
                                                             ------------   -----------
            Total assets                                     $227,561,912   231,140,190
                                                             ============   ===========
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
      Savings accounts                                       $177,205,035   172,902,844
      Borrowed funds                                           18,810,000    25,266,250
      Advance payments by borrowers for taxes,
            insurance and ground rents                          1,248,213     1,935,804
      Accrued expenses and other liabilities                    1,266,925     1,560,098
      Federal and state income taxes payable                           --       152,384
                                                             ------------   -----------
            Total liabilities                                 198,530,173   201,817,380
                                                             ------------   -----------
Stockholders' Equity:
      Preferred stock $0.01 par value; authorized
        5,000,000 shares; none issued                                  --            --
      Common stock $0.01 par value; authorized
        20,000,000 shares; 1,796,767 and 1,693,420
        shares issued and outstanding                              17,968        16,934
      Additional paid-in capital                               15,043,403    13,069,233
      Unearned ESOP shares                                       (662,056)     (912,830)
      Retained income, substantially restricted                14,252,964    16,939,169
      Accumulated comprehensive income                            379,460       210,304
                                                             ------------   -----------
            Total stockholders' equity                         29,031,739    29,322,810
                                                             ------------   -----------
            Total liabilities and stockholders' equity       $227,561,912   231,140,190
                                                             ============   ===========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

   Consolidated Statements of Income and Comprehensive Income
                          (Unaudited)



                                                   Nine Months Ended         Three Months Ended
                                                      December 31,              December 31,
                                                   -------------------      --------------------
                                                     1998       1997        1998         1997
                                                   ------      ------      ------       --------
Interest income:
   Loans receivable                               $ 8,956,611   8,740,628    3,042,025  2,943,746
   Mortgage-backed securities                         970,593     738,247      291,397    252,449
   Investment securities                            2,725,768   2,383,995      866,712    786,637
   Interest-earning deposits and
      other short-term investments                    243,689     235,855       80,617     80,087
                                                  ----------- -----------   ---------- ----------
          Total interest income                    12,896,661  12,098,725    4,280,751  4,062,919
                                                  ----------- -----------   ---------- ----------
Interest expense:
   Savings accounts:
     Certificates                                   5,396,096   5,104,960    1,776,509  1,786,520
     NOW and money market deposit accounts            698,456     752,006      232,328    247,986
     Passbook and statement savings                   731,157     760,719      241,798    246,643
                                                  ----------- -----------   ---------- ----------
                                                    6,825,709   6,617,685    2,250,635  2,281,149
                                                  ----------- -----------   ---------- ----------
   Borrowed funds:
     Federal Home Loan Bank advances                  385,764      21,042      129,056     21,042
     Securities sold under agreements to
       repurchase                                     590,610     628,990      192,873    179,814
                                                  ----------- -----------   ---------- ----------
                                                      976,374     650,032      321,929    200,856
          Total interest expense                    7,802,083   7,267,717    2,572,564  2,482,005
                                                  ----------- -----------   ---------- ----------
          Net interest income                       5,094,578   4,831,008    1,708,187  1,580,914
Provision for losses on loans                          60,000      80,000       20,000     40,000
                                                  ----------- -----------   ---------- ----------
          Net interest income after provision
            for losses on loans                     5,034,578   4,751,008    1,688,187  1,540,914
                                                  ----------- -----------   ---------- ----------
Noninterest income:
   Loan fees and service charges                      350,570     129,645      118,040     57,918
   Other                                              139,840     219,987       52,522    133,999
                                                  ----------- -----------   ---------- ----------
          Total noninterest income                    490,410     349,632      170,562    191,917
                                                  ----------- -----------   ---------- ----------
Noninterest expense:
   Compensation and benefits                        2,111,884   1,991,909      760,916    654,749
   Occupancy and equipment                            293,842     336,972       87,824    112,060
   SAIF deposit insurance premiums                     67,209      67,624       21,846     22,416
   Advertising                                        105,694     100,510       32,498     51,552
   Other                                              588,124     600,147      219,896    217,024
                                                  ----------- -----------   ---------- ----------
          Total noninterest expense                 3,166,753   3,097,162    1,122,980  1,057,801
                                                  ----------- -----------   ---------- ----------

          Income before income taxes                2,358,235   2,003,478      735,769    675,030
Income taxes                                          961,050     773,863      312,900    260,750
                                                  ----------- -----------   ---------- ----------
          Net income                                1,397,185   1,229,615      422,869    414,280
Other comprehensive income, net of tax:
   Unrealized holding gain (loss) on securities
     available for sale                               169,156     646,952     (163,420)    81,264
                                                  ----------- -----------   ---------- ----------
          Comprehensive income                    $ 1,566,341   1,876,567      259,449    495,544
                                                  =========== ===========   ========== ==========
Net income per share of common stock (Note 5):
   Basic (1)                                      $       .80         .71          .25        .24
                                                  =========== ===========   ========== ==========
   Diluted (1)                                    $       .77         .69          .24        .23
                                                  =========== ===========   ========== ==========

(1) Amounts have been restated for the effect of a 10% stock dividend paid on August 10, 1998.
    See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)




                                                                 Nine Months Ended
                                                                    December 31,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from operating activities
    Net income                                                $1,397,185        1,229,615
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation                                          71,273          101,735
            Provision for losses on loans                         60,000           80,000
            Amortization of premium on savings deposits          286,038          286,038
            Gain on sale of loans available for sale                  --          (96,428)
            Noncash compensation under stock-based
              benefit plans                                      504,689          521,350
            Loans originated for sale, net of repayments        (988,897)      (3,564,722)
            Sale of loans originated for sale                  1,016,685        4,803,060
            Amortization of loan fees, premiums and
              discounts, net                                    (109,442)        (106,491)
            Decrease (increase) in prepaid expenses
              and other assets                                   (51,732)          62,162
            Decrease in accrued expenses and other
              liabilities                                        (87,307)         (11,599)
            Decrease in federal and state income taxes
              payable                                           (355,981)         (18,093)
            Increase in accrued interest receivable             (160,791)        (239,489)
            Increase (decrease) in accrued interest payable      (85,866)          12,172
                                                             -----------       ----------
                        Net cash provided by operating
                          activities                           1,495,854        3,059,310
                                                             -----------       ----------

Cash flows from investing activities:
    Maturities of investment securities available for sale    24,000,000        4,000,000
    Maturities of investment securities held to maturity      13,000,000        5,000,000
    Purchase of investment securities available for sale     (30,063,388)     (11,000,000)
    Purchase of mortgage-backed securities available
      for sale                                                        --      (10,122,750)
    Principal repayments of mortgage-backed securities
      held to maturity                                         1,799,761        1,484,172
    Principal repayments of mortgage-backed securities
      available for sale                                       3,631,974          844,303
    Sale of real estate owned                                     76,386          465,136
    Loan principal disbursements, net of repayments           (6,899,435)      (2,680,494)
    Loan purchases                                              (341,300)      (1,808,911)
    Purchases of property and equipment                          (19,426)         (17,871)
    Decrease (increase) in investment in and advances
      to affiliated corporation, net                             325,000          (75,000)
                                                             -----------       ----------
                        Net cash provided by (used in)
                           investing activities                5,509,572      (13,911,415)
                                                             -----------       ----------

                                                                               (Continued)

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)


                                                                 Nine Months Ended
                                                                    December 31,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from financing activities:
    Net increase in savings deposits                          4,016,153        4,918,248
    Net increase (decrease) in borrowed funds                (6,456,250)       8,593,000
    Decrease in advance payments by borrowers
      for taxes, insurance and ground rents                    (687,591)        (610,232)
    Stock repurchases                                        (1,225,699)        (965,687)
    Purchases of stock for stock option and incentive
      plan trust                                               (642,325)              --
    Dividends paid                                             (695,888)        (578,463)
    Exercise of stock options                                    81,813           86,593
                                                            -----------       ----------
         Net cash provided by (used in) financing
          activities                                         (5,609,787)      11,443,459
                                                            -----------       ----------
Net increase in cash and cash equivalents                     1,395,639          591,354

Cash and cash equivalents at beginning of period              3,239,405        5,698,253
                                                            -----------       ----------
Cash and cash equivalents at end of period                  $ 4,635,044        6,289,607
                                                            ===========       ==========
Supplemental information -- noncash investing activities:
     Unrealized holding gain on securities available for
        sale, net of income tax effect                      $   169,156          646,952
                                                            ===========       ==========

See accompanying notes to consolidated financial statements.

            HARBOR FEDERAL BANCORP, INC.
                   AND SUBSIDIARY

     Notes to Consolidated Financial Statements

         Nine Months Ended December 31, 1998
                     (Unaudited)



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

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal, recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the nine and three months ended December 31, 1998 have been recorded.

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The results of operations for the nine and three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of the Company and Harbor Federal, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage Company. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At December 31, 1998, Harbor Federal was in compliance with all regulatory capital requirements.

Note 5 -- Earnings per Common Share. On August 10, 1998 the Company paid a 10% stock dividend to shareholders of record on July 31, 1998. Information related to the calculation of net income per share of common stock is summarized as follows for the nine and three months ended December 31, 1998 and December 31, 1997, adjusted for the effect of the 10% stock dividend:

                                                   Nine Months Ended
                                        December 31, 1998       December 31, 1997
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                             $1,397,185  1,397,185  1,229,615   1,229,615
Dividend on unvested common
  stock awards                            (11,892)    (8,034)   (15,412)    (11,017)
                                       ----------  ---------  ---------   ---------
Adjusted net income used in EPS
  calculations                         $1,385,293  1,389,151  1,214,203   1,218,598
                                       ==========  =========  =========   =========
Weighted average shares outstanding     1,739,784  1,739,784  1,715,646   1,715,646
Dilutive securities:
     Options                                  ---     56,679        ---      40,747
     Unvested common stock awards             ---     10,205        ---      14,223
                                        ---------  ---------  ---------   ---------
Adjusted weighted-average shares
  used in EPS computation               1,739,784  1,806,668  1,715,646   1,770,616
                                        =========  =========  =========   =========

                                                  Three Months Ended
                                        December 31, 1998       December 31, 1997
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                             $  422,869     422,869    414,280    414,280
Dividend on unvested common stock
  awards                                   (4,090)     (2,764)    (5,436)    (3,690)
                                       ----------  ----------  ---------  ---------
Adjusted net income used in EPS
  calculations                         $  418,779     420,105    408,844    410,590
                                       ==========   =========  =========  =========
Weighted average shares outstanding     1,702,539   1,702,539  1,712,474  1,712,474
Dilutive securities:
     Options                                  ---      56,640        ---     45,906
     Unvested common stock awards             ---      10,198        ---     16,024
                                       ----------  ----------  ---------  ---------
Adjusted weighted-average shares used
  in EPS computation                    1,702,539   1,769,377  1,712,474  1,774,404
                                       ==========   =========  =========  =========

Note 6 -- Investment Securities. Investment securities available for sale included in investment securities have a carrying value and fair market value of $42,618,310 at December 31, 1998 and
$36,204,093 at March 31, 1998 and related accrued interest of $754,990 at December 31, 1998 and $432,389 at March 31, 1998.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a carrying value and fair market value of $13,187,201 at December
31, 1998 and $16,930,783 at March 31, 1998 and related accrued interest of $93,487 at December 31, 1998 and $121,011 at March 31, 1998.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations



     The following discussion analyzes the financial condition of the Company at December 31, 1998 and the results of operations of the Company for the nine and three months ended
December 31, 1998 and 1997.

FINANCIAL CONDITION
-------------------

     Harbor Federal's total assets decreased by $3.6 million or 1.5% to $227.6 million at December 31, 1998 from $231.1 million at March 31, 1998.

     Loans receivable, net, increased by $7.2 million or 4.9% to $155.1 million at December 31, 1998 from $147.9 million at March 31, 1998. This increase was due in part to a greater demand for residential loans during this period. The increase was funded by a reduction in investment securities of $6.4 million or 12.3% to $45.4 million at December 31, 1998 from $51.8 million at March 31,1998 and a reduction in mortgage-backed securities of $5.6 million or 26.4% to $15.6 million at December 31, 1998 from $21.2 million at March 31, 1998. Cash and federal funds sold increased by $1.4 million.

     Borrowed funds were reduced by $6.5 million or 25.6% to $18.8 million at December 31, 1998 from $25.3 million at March 31, 1998. This reduction was funded partially by an increase in savings accounts of $4.3 million or 2.5% to $177.2 million at December 31, 1998 from $172.9 million at March 31, 1998. The balance came from repayments on investments and mortgage-backed securities as mentioned above.

RESULTS OF OPERATIONS
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts. Net income for the nine and three months ended December 31, 1998 increased $168,000 and $9,000 respectively.

     Interest Income. Total interest income for the nine months ended December 31, 1998 increased by $798,000 or 6.6% to $12.9 million from $12.1 million for the same period in 1997. Total interest income for the three months ended December 31, 1998 increased by $218,000 or 5.4% to $4.3 million from $4.1 million for the same period in 1997. The increases in interest income resulted from a $13.8 million or 6.5% and $11.3 million or 5.3% increase in average interest-earning assets for the nine and three months ended December 31, 1998 as compared to the same periods in 1997. The average yields on Harbor Federal's average interest-earning assets was 7.55% for the nine and three months ended December 31, 1998 and December 31, 1997.

     Interest on loans for the nine months ended December 31, 1998 increased $216,000 or 2.5% as compared to the same period in 1997. Interest on loans for the three months ended December 31, 1998 increased $98,000 or 3.3% as compared to the same period in 1997. The increases were due primarily to increases in average loans receivable of $3.7 million or 2.5% and $5.2 million or 3.5% for the nine and three months ended December 31, 1998, respectively, as compared to the same periods in 1997. The increase in average loans receivable was due primarily to increased loan production over normal repayments.

     Interest on mortgage-backed securities for the nine and three months ended December 31,1998 increased by $232,000 or 31.5% and $39,000 or 15.4% respectively, as compared to the same periods in 1997. The increases were the result of increases in the average mortgage-backed securities of $4.4 million or 31.2% and $1.7 million or 11.4% for the nine and three months ended December 31, 1998, respectively, as compared to the same periods in 1997. The increases in average mortgage-backed securities were due primarily to the purchase of a $9.9 million mortgage-backed security in December 1997.

                    HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY


     Interest on investment securities for the nine and three months ended December 31, 1998 increased by $342,000 or 14.3% and $80,000 or 10.2%, respectively, as compared to the same periods in 1997. The increases were due primarily to increases in the average investment securities of $4.7 million or 10.4% and $4.2 million or 9.3% for the nine and three months ended December 31, 1998, respectively, as compared to the same periods in 1997. The increases in average investment securities were due to an increase in purchases of investment securities in the latter half of fiscal year end March 31, 1998.

     Interest Expense. Total interest expense for the nine and three months ended December 31, 1998 increased by $534,000 or 7.4% and $91,000 or 3.6% to $7.8 million and $2.6 million from $7.3 million and $2.5 million for the same periods in 1997. The increases were primarily attributable to increases in the weighted average balance of deposits and borrowings for the nine and three months ended December 31, 1998 of $12.1 million or 6.5% and $10.0 million or 5.3%, respectively, over the same periods in 1997. The weighted average cost of Harbor Federal's deposits and borrowings increased to 5.21% for the nine months ended December 31,1998 from 5.17%, for the same period in 1997. In addition, the weighted average cost of deposits and borrowings decreased to 5.16% for the three months ended December 31, 1998 from 5.24% for the same period in 1997. This was primarily due to rate reductions on various deposit lines and borrowings.

     Net Interest Income. Net interest income for the nine and three months ended December 31, 1998 increased by $264,000 or 5.5% and $127,000 or 8.1% to $5.1 million and $1.7 million from $4.8 million and $1.6 million for the same periods in 1997 due to the above-mentioned changes.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions, status of nonperforming loans and regulatory reviews conducted in the regulatory examination process and relevant matters. There were provisions of $60,000 and $20,000 for loan losses during the nine and three months ended December 31, 1998 as compared to $80,000 and $40,000 during the same periods in 1997. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at December 31, 1998.

     Noninterest Income. Noninterest income for the nine months ended December 31, 1998 increased by $141,000 or 40.3% to $490,000 from $350,000 for the same period in 1997. The increase was due primarily to an increase in fee income of $215,000 from Bank Street Mortgage Company which commenced operations in June 1997. This was offset by a reduction of $18,000 in ATM fees due to the closing of ATM machine in Ocean City, Maryland in November of 1997. This ATM machine has been reinstalled in the Parkville branch in September 1998.

     Noninterest Expense. Noninterest expense for the nine and three months ended December 31, 1998 increased by $70,000 or 2.2% and $65,000 or 6.2% to $3.2 million and $1.1 million from $3.1 million and $1.0 million for the same periods in 1997. These increases are primarily due to increases in compensation for Bank Street Mortgage Company of $102,000 and $28,000 for the nine and three months ended December 31, 1998 over the same period in 1997. Occupancy and equipment expense decreased by $43,000 and $24,000 for the nine and three months ended
December 31, 1998 compared to the same periods in 1997. These reductions were due primarily to a reduction in rent expense for the ATM location in Ocean City, Maryland that was closed in November 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 26.3% and 23.4% for the nine and three months ended December 31, 1998. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY


mortgage loans, repayment of borrowings and loan commitments.
Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the nine months ended December 31, 1998, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $1.4 million.

     The Company had $957,000 in outstanding loan commitments at December 31, 1998. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

YEAR 2000 READINESS DISCLOSURE

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

     Achieving Year 2000 readiness has been a major part of Harbor Federal Savings Bank's strategic planning process for well over two years. In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan calls for Year 2000 readiness by the end of December 1998, a full year ahead of the millennium. The Company relies on its third party service bureaus to provide data processing services and is dependent upon vendor application software. Internal and external mission critical systems have been upgraded with Year 2000 compliant versions. These systems include data processing, accounting, payroll, mortgage management and electronic systems. The Company's testing of these mission critical systems has revealed no Year 2000 discrepancies. In addition to software, all hardware has been replaced and tested successfully. It is the Company's goal to follow the Plan and to continue to aggressively monitor Year 2000 issues.

     In addition to the Plan, the Company has devised a Year 2000 contingency plan. The contingency plan addressed any issues that may occur to software. It states alternative solutions and deadlines for any software that is not Year 2000 compliant. In addition, the contingency plan handles any outside variables that may affect the Company when the Year 2000 approaches. Although precautions have been taken, the contingency plan does not guarantee all external and internal variables. However, the Company will continue to design and implement solutions to avoid interruptions to service.

     Cost associated with the Year 2000 primarily includes costs incurred to upgrade existing software and to replace hardware. The Company estimates that these costs will be incurred in the normal course of business as software and hardware are ordinarily upgraded to keep pace with technological advances. Management currently expects that these costs could reach $35,000.

STOCK DIVIDEND

     Net income per share amounts have been restated for the 10% stock dividend paid on August 10, 1998 to shareholders of record on July 31, 1998. Fractional shares were rounded up or down to the nearest whole share.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It does not apply retroactively.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings
                 -----------------
                 From time to time Harbor Federal is a party to various legal proceedings incident to its business. At December 31, 1998, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries were a party, or to which any of their property was subject, which were expected by management to result in a material loss.

         Item 2. Changes in Securities and Use of Proceeds
                 -----------------------------------------
                 None

         Item 3. Defaults Upon Senior Securities
                 -------------------------------
                 None

         Item 4. Submission of Matters to a Vote of Security
                 -------------------------------------------
                 Holders
                 -------
                 None

         Item 5. Other Information
                 -----------------
                 None

         Item 6. Exhibits and Reports on Form 8-K
                 --------------------------------
                 List of Exhibits

                 27.1    Financial Data Schedule at and for the
                           nine months ended December 31, 1998
                 27.2    Restated Financial Data Schedule at and
                           for the nine months ended December
                           31, 1997

               (b)  Form 8-K

                    None

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HARBOR FEDERAL BANCORP, INC.


Date:  February 4, 1999  /s/ Robert A. Williams
                         ___________________________________
                         Robert A. Williams
                         President
                         (Duly Authorized Representative)



Date:  February 4, 1999  /s/ Norbert J. Luken
                         _____________________________________
                         Norbert J. Luken
                         Treasurer
                         (Principal Financial Officer)