Form 10KSB40
period 1999-03-31
HARBOR FEDERAL BANCORP INC
filed 1999-06-23
CIK 919553

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                  _______________________

                         FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended March 31, 1999

             Commission File Number: 0-24194

               HARBOR FEDERAL BANCORP, INC.
    ---------------------------------------------------
    (Exact name of small business issuer as specified
                      in its charter)

     Maryland                                52-1860591
   ---------------------------------    ------------------
   (State or other jurisdiction          (I.R.S. Employer
   of incorporation or organization)    Identification No.)

   705 York Road, Baltimore, Maryland             21204
   ---------------------------------------    --------------
   (Address of principal executive offices      (Zip Code)

   Registrant's telephone number, including area code:
                     (410) 321-7041
                     --------------

              Securities registered pursuant to
                 Section 12(g) of the Act:

          Common Stock, par value $.01 per share
          --------------------------------------
                    (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES   X    NO
                            ---      ---

     Check if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:
$17,661,877.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$19,747,408 (1,234,213 shares at the most recent price of which management was aware as of June 2, 1999 ($16.00 per share)).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,676,515 shares of common stock as of June 1, 1999.

     Transitional small business disclosure format (check one):
YES      NO  X
   ___      ___

                 DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1999 (the
"Annual Report").  (Part II)

     2.  Portions of the Proxy Statement for the registrant's
1999 Annual Meeting of Stockholders (the "Proxy Statement").
(Part III)

                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

    Harbor Federal Bancorp, Inc. Harbor Federal Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in January 1994 at the direction of the Board of Directors of the predecessor of Harbor Federal Savings Bank ("Harbor Federal" or the "Bank") for the purpose of serving as the holding company of Harbor Federal upon its conversion from mutual to stock form (the "Conversion"), which was effective August 11, 1994. Before the Conversion, the Company did not engage in any material operations. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of Harbor Federal, a portion of the net proceeds of the Conversion, investment securities and a note payable from the Company's employee stock ownership plan ("ESOP"), and the Company's principal business has been the business of Harbor Federal.

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

PROPOSED LEGISLATIVE CHANGES

    The Banking Committee and Commerce Committee of the U.S. House of Representatives have each passed differing versions of H.R. 10 (the "Act"), which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms and insurance companies. The Act removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies. The Senate has passed S. 900, which is similar to the Act but would exempt small rural banks from the Community Reinvestment Act. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

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

                                                           At March 31,
                                       ---------------------------------------------------
                                           1999                1998             1997
                                       ---------------    ---------------   --------------
                                       Amount      %      Amount      %     Amount     %
                                       ------    -----    ------    ----    ------    ----
                                                      (Dollars in thousands)
Real estate loans:
  One- to four-family residential. .  $114,994   71.20%  $118,815   77.23%  $119,924   80.84%
  Multi-family residential . . . . .       900     .56        929     .60        956     .64
  Commercial . . . . . . . . . . . .    19,784   12.25     16,392   10.66     12,183    8.21
  Construction (1) . . . . . . . . .    14,848    9.19      8,296    5.39      6,633    4.47
  Land . . . . . . . . . . . . . . .     3,293    2.04      2,934    1.91      1,473     .99
  Loans held for sale. . . . . . . .     2,659    1.65      2,756    1.79      3,866    2.61

Consumer loans:
  Savings accounts . . . . . . . . .       290     .18        621     .40        651     .44
  Home equity loans. . . . . . . . .       533     .33        456     .30        400     .27
  Other. . . . . . . . . . . . . . .       511     .31        224     .15        112     .08
Commercial business (2). . . . . . .     2,907    1.80      1,661    1.08      1,396     .94
Accrued interest receivable. . . . .       793     .49        759     .49        761     .51
                                      --------  ------   --------  ------   --------  ------
                                       161,512  100.00%   153,843  100.00%   148,355  100.00%
                                                ======             ======             ======
Less:
  Loans in process . . . . . . . . .     6,225              4,438              2,307
  Discounts, deferred loan fees
    and other. . . . . . . . . . . .       911              1,014                966
  Allowance for loan losses. . . . .       457                490                380
                                      --------           --------           --------
     Total . . . . . . . . . . . . .  $153,919           $147,901           $144,702
                                      ========           ========           ========

___________
(1) Consisted solely of one- to four-family residences under construction at March 31, 1999, 1998 and
    1997.
(2) Includes financing leases of  $1.4 million, $850,000 and $277,000 at March 31, 1999, 1998 and
    1997, respectively.

    The following table sets forth information at March 31, 1999 regarding the dollar amount of loans maturing in Harbor Federal's portfolio, including scheduled repayments of
principal, based on contractual terms to maturity.   Demand
loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                 3 Months                6 Months
                                 or Less    3-6 Months   - 1 Year  1-3 Years  3-5 Years  5-10 Years
                                 --------   ----------   --------  ---------  ---------  ----------
                                                           (In thousands)
Real estate:
 Residential mortgage (1) . . .  $ 4,352     $7,594      $ 9,204   $21,805     $11,804    $ 6,213
 Construction and Land
   Development. . . . . . . . .    3,790         50          143       974         335          5
 Commercial . . . . . . . . . .    1,869        549        2,124       234       4,994      1,123
Non-real estate (2) . . . . . .    1,512        215          527       282         520        408
Accrued interest receivable . .      793         --           --        --          --         --
                                 -------     ------      -------   -------     -------    -------
    Total . . . . . . . . . . .  $12,316     $8,408      $11,998   $23,295     $17,653    $ 7,749
                                 =======     ======      =======   =======     =======    =======
                                                More Than
                                 10-20 Years    20 Years        Total
                                 -----------    ---------     --------
                                             (In thousands)
Real estate:
 Residential mortgage (1) . . .  $21,139       $36,975        $119,086
 Construction and Land
   Development. . . . . . . . .    2,542         4,077          11,916
 Commercial . . . . . . . . . .    5,412         3,479          19,784
Non-real estate (2) . . . . . .      244            --           3,708
Accrued interest receivable . .       --            --             793
                                 -------       -------        --------
    Total . . . . . . . . . . .  $29,337       $44,531        $155,287
                                 =======       =======        ========



    The following table sets forth the dollar amount of all loans at March 31, 1999 due on or after March 31, 2000 which have predetermined interest rates and floating or adjustable interest rates.

                                             Floating or
                              Fixed Rate   Adjustable Rates    Total
                              ----------   ----------------   -------
                                          (In thousands)

Real Estate:
  Residential mortgage (1) . . $66,085       $31,851          $ 97,936
  Construction and Land
    Development. . . . . . . .   7,058           875             7,933
  Commercial . . . . . . . . .  15,119           123            15,242
  Non-real estate (2). . . . .   1,454            --             1,454
                               -------       -------          --------
        Total. . . . . . . . . $89,716       $32,849          $122,565
                               =======       =======          ========

__________
(1) Includes both one- to four-family residential and multi-family residential.
(2) Includes commercial business loans, loans secured by savings accounts, home improvement loans and financing leases.

                            4

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

                                         Year Ended March 31,
                                     ----------------------------
                                      1999       1998       1997
                                     -----      ------     ------
                                          (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family. . . . . . . $ 17,396  $ 12,806   $ 18,456
    Land . . . . . . . . . . . . . .    1,250     2,423        844
    Commercial . . . . . . . . . . .    2,536     4,350      2,606
    Construction . . . . . . . . . .   19,256    14,405     16,714
  Commercial business. . . . . . . .      368        --         --
                                     --------  --------   --------
    Total loans originated . . . . .   40,806    33,984     38,620
Loan repayments. . . . . . . . . . .  (35,523)  (28,253)   (20,307)
                                     --------  --------   --------
    Net loan originations. . . . . . $  5,283  $  5,731   $ 18,313
                                     ========  ========   ========

Loans purchased:
  Real estate loans:
  One- to four-family. . . . . . . . $    160  $  1,355   $  9,102
  Land . . . . . . . . . . . . . . .       --        --        214
  Commercial . . . . . . . . . . . .      781       750         19
                                     --------  --------   --------
    Total loans purchased. . . . . . $    941  $  2,105   $  9,335
                                     ========  ========   ========

Loans sold:
  Real estate loans:
    One- to four-family. . . . . . . $  1,017  $  4,803   $     --
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

    One- to Four-Family Residential Lending. Historically, Harbor Federal's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Harbor Federal's market area. Harbor Federal also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences historically has been between $50,000 and $300,000, with Harbor Federal's loan amounts averaging less than $150,000. At March 31, 1999, $118.2 million, or 73.2%, of Harbor Federal's total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in Harbor Federal's market area. At March 31, 1999, $51.0 million, or 42.8%, of Harbor Federal's one- to four-family residential loans had adjustable interest rates, and $68.1 million, or 57.2%, had fixed-rates.

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

    Harbor Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale in the secondary market. Harbor Federal currently originates and holds most loans for portfolio.

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

    Construction and Land Lending.  Harbor Federal offers
single family residential construction loans to qualified borrowers for construction of one- to four-family residences in Harbor Federal's market area. At March 31, 1999, one- to four-family residential construction loans constituted $14.8 million, or 9.2%, of Harbor Federal's total loans. Typically, Harbor Federal limits its construction lending to single-settlement, construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local developers to build single-family dwellings where a permanent purchase commitment has been obtained. These loans generally have adjustable interest rates and are underwritten in accordance with the same standards as Harbor Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 90%. Borrowers must satisfy all credit requirements which would apply to Harbor Federal's permanent mortgage loan financing for the subject property. While Harbor Federal's construction-permanent construction loans convert to permanent loans following construction, Harbor Federal's interim construction loans generally require repayment in full upon the completion of construction.
                            6

    Harbor Federal also offers loans for the acquisition and development of land. At March 31, 1999, land acquisition and development loans constituted $3.3 million, or 2.0%, of Harbor Federal's total loans. These loans are made on a selective basis to borrowers which management believes have the requisite experience in land development and financial strength to ensure repayment. These loans also are made in limited amounts, usually not in excess of 65% of the appraised value of the property. These loans generally provide for payments of only interest during development, and the maximum loan amount and term on these loans generally are $2,000,000 and 36 months, respectively.

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

    Commercial and Multi-Family Real Estate Lending. Harbor Federal originates limited amounts of commercial and multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. Harbor Federal's commercial and multi-family real estate loans are secured by apartments, offices, warehouses, shopping centers and other income-producing multi-family and commercial properties. At March 31, 1999, Harbor Federal had 110 of these loans, with a median loan balance of $205,000.

    Harbor Federal's commercial and multi-family real estate loans generally are limited to loans not exceeding $1,000,000 on properties in Harbor Federal's market area, with amortization periods and maturities of up to 30 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of 2% per year, and maximum loan-to-value ratios of 80%.

    The following paragraphs set forth information regarding Harbor Federal's commercial and multi-family real estate loans with outstanding balances exceeding $1.0 million at March 31, 1999. None of these loans was classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding Harbor Federal's asset classification policies, see "Asset Classification, Allowances for Losses and Non-Performing Assets."

         Retail Space/Restaurant in Ocean City, Maryland. In December 1995, Harbor Federal granted a $2,500,000 construction/permanent loan secured by a restaurant and six retail outlets with Boardwalk frontage. At that time an appraisal indicated a market value of $3,600,000 for a loan to value ratio of 69%. The loan is being amortized over a period of twenty years, and the full balance is due in January 2016. At March 31, 1999 the outstanding balance was $2,335,000, and the loan was fully performing in accordance with its terms.

         Professional Real Estate Offices in Central
    Maryland. In January 1996 and July 1997, Harbor Federal originated several loans to the same borrowers totaling $2,637,202 secured by several full service real estate brokerage offices. The commercial office buildings are situated in Howard County, Maryland, Anne Arundel County, Maryland and Harford County, Maryland. At the time the appraisals indicated a combined market value of $4,360,000 for a total loan to value ratio of 60%. The loans are being amortized over thirty years for the purpose of monthly payments of principal and interest, and the full balance of the loans will be due in February 2026. At March 31, 1999 the outstanding aggregate balance was $2,575,000, and the loans were fully performing in accordance with their terms.

         Three Commercial Buildings in Cockeysville,
    Maryland. Harbor Federal made two separate loans to the same borrowers. One was settled in February 1996 for $450,000 and matures January 2016 with possible annual interest rate changes. This property is a large commercial strip specializing in antique sales. The appraisal indicated a value of $1,141,500 for a loan-to-value ratio of 39%. Furthermore a mortgage was issued to the same borrowers for $850,000 in October 1996 with the security being a full service restaurant with a liquor license and a separate catering hall. The note comes due September 2016 with interest rate changes possible on an annual basis. At the inception an appraisal was completed indicating a value of $1,520,000 for a loan-to-value ratio of 56%. At March 31, 1999 the outstanding aggregate balance was $1,230,000, and the loans were fully performing in accordance with their terms.

         Luxury Apartments/Professional Offices in Towson, Maryland. In December 1997, Harbor Federal made a $1,920,000 loan secured by high-end residential apartments and first floor professional offices with private parking. At the time, an appraisal indicated a market value of $2,400,000, for a loan to value ratio of 80%. The loan is being amortized over thirty years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in January 2002. At March 31, 1999 the outstanding balance was $1,904,000, and the loan was fully performing in accordance with its terms.

    In addition, at March 31, 1999 Harbor Federal had $11.2 million in 100 commercial and multi-family real estate loans with outstanding balances not exceeding $1.0 million, none of which was adversely classified or designated by management.

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

    Commercial Business Lending. Under laws and regulations enacted during the past several years, Harbor Federal is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of Harbor Federal's assets. Harbor Federal offers commercial business loans on a selected basis and in limited amounts. At March 31, 1999, Harbor Federal's commercial business loans totaled $2.9 million and primarily consisted of line of credit loans to developers and nine term loans to six leasing companies. There are seven direct line of credit loans with local developers of up to $1.7 million in the aggregate, each secured by personal guarantee of the respective borrower. At March 31, 1999, the total outstanding balance of these loans was $1.5 million, and all of these loans were performing in accordance with their respective terms. In addition, loans to the leasing companies with an aggregate original balance of $1.6 million have an aggregate outstanding balance at March 31, 1999 of $1.4 million and were fully performing in accordance with their terms.

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

    The Board of Directors has the overall responsibility and authority for general supervision of Harbor Federal's loan policies. The Board has established written lending policies for Harbor Federal. One- to four-family real estate loans are generally underwritten in accordance with FHLMC guidelines. The Board approves all commercial business and acquisition, development and construction loans and all loans over $500,000, the President is authorized to approve loans up to $500,000, the Executive Vice President is authorized to approve loans up to $350,000, and Harbor Federal's branch managers are authorized to approve share loans up to 90% of a borrower's deposit balance.

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

    Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. Harbor Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At March 31, 1999, Harbor

Federal had no assets classified as loss, $986,000 of assets classified as doubtful, $112,000 of assets classified as substandard and $371,000 of assets designated as special mention. Harbor Federal's total adversely classified and designated assets were $1,469,000, which represented 0.61% of Harbor Federal's total assets and 6.1% of Harbor Federal's core regulatory capital, at March 31, 1999. At that date, substantially all of Harbor Federal's adversely classified or designated assets were one- to four-family residences in Harbor Federal's market area, and none of such assets was in excess of $300,000.

    In extending credit, Harbor Federal recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain adequate allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, Harbor Federal's and the industry's historical and projected loss experience and current economic conditions. Harbor Federal increases its allowance for loan losses by charging provisions for losses against income. Federal examiners may disagree with a savings institution's allowance for loan losses.

    Management actively monitors Harbor Federal's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used in making the initial determinations.

    Harbor Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of Harbor Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in Harbor Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, Harbor Federal transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through independent appraisal at the time of foreclosure. At March 31, 1999, Harbor Federal held no properties acquired in settlement of loans for which market prices were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Harbor Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

                                        Year Ended March 31,
                                     --------------------------
                                      1999      1998      1997
                                     -----     ------    ------
                                          (In thousands)
Balance at beginning of period . . . $ 490     $ 380     $ 438
                                     -----     -----     -----

Charge-offs:
  Real estate - mortgage . . . . . .   108        --        --
  Commercial business. . . . . . . .    --        --        91
                                     -----     -----     -----
        Total charge-offs. . . . . .   108        --        91
                                     -----     -----     -----

Provision for loan losses. . . . . .    75       110        33
                                     -----     -----     -----
Balance at end of period . . . . . . $ 457     $ 490     $ 380
                                     =====     =====     =====
Ratio of net charge-offs to average
  loans outstanding during the
  period . . . . . . . . . . . . . .  0.07%      .00%     0.07%
                                     =====     =====     =====

    The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           At March 31,
                             --------------------------------------------------------------------------
                                        1999                    1998                   1997
                             ------------------------   -----------------------  ----------------------
                                         Percent of                Percent of              Percent of
                                        Loans in Each            Loans in Each           Loans in Each
                                         Category to              Category to             Category to
                              Amount     Total Loans    Amount    Total Loans    Amount   Total Loans
                              ------   --------------   ------  ---------------  ------  --------------
                                                   (Dollars in thousands)
Real estate - mortgage:
  Residential. . . . . . . .  $ 290      71.76%        $ 265        77.83%       $ 155      81.48%
  Construction . . . . . . .     --       9.51            50         5.72          125       4.47
  Commercial . . . . . . . .    150      11.93           175        10.33          100       8.21
Commercial business. . . . .     17        .88            --         1.08           --        .94
                              -----                    -----                     -----
Total allowance for loan
  losses . . . . . . . . . .  $ 457                    $ 490                     $ 380
                              =====                    =====                     =====

    While management believes Harbor Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Harbor Federal's assets, will not make Harbor Federal adjust its loss allowance, thereby affecting Harbor Federal's reported financial condition and results of operations.

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

                                            At March 31,
                                     --------------------------
                                      1999      1998     1997
                                     ------    ------   ------
                                          (In thousands)
Loans accounted for on a nonaccrual
  basis:
  Real Estate:
    Residential. . . . . . . . . . .$  986     $  975    $  289
                                    ======     ======    ======

  Percentage of nonperforming loans
    to total loans . . . . . . . . .  0.64%      0.66%     0.20%
                                    ======     ======    ======

  Other nonperforming assets (1) . .$  447     $   --    $  465
                                    ======     ======    ======

  Percentage of nonperforming assets
    to total assets. . . . . . . . .  0.41%      0.42%     0.34%
                                    ======     ======    ======

__________
(1) Other nonperforming assets represents property acquired by Harbor Federal through foreclosure of repossession. The property is carried at the lower of its fair market value or the principal balance of the related loan.

    During the year ended March 31, 1999, gross interest income of $86,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year amounted to $60,000. At March 31, 1999, management had identified approximately $483,000 of loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, and all of such loans were classified as substandard, doubtful or loss or designated as special mention. This group comprised six loans, all of which had balances below $300,000, and substantially all of which were secured by one- to four-family residences. Management does not expect Harbor Federal to experience any material loss on these loans in the future.

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

                                            At March 31,
                                     --------------------------
                                      1999      1998      1997
                                     ------    ------    ------
                                          (In thousands)
     FHLMC . . . . . . . . . . . .  $ 2,215    $ 3,949   $ 5,753
     GNMA. . . . . . . . . . . . .   10,757     15,310     6,048
     FNMA. . . . . . . . . . . . .    1,097      1,747     2,243
                                    -------    -------   -------
         Total . . . . . . . . . .  $14,069    $21,006   $14,044
                                    =======    =======   =======

     The following table sets forth information regarding the scheduled maturities, amortized cost, market value and weighted average yields for Harbor Federal's mortgage-backed securities at March 31, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                          One to Five Years     More Than Five Years         Total Portfolio
                       ---------------------    --------------------   ---------------------------
                       Carrying      Average    Carrying     Average   Carrying   Fair     Average
                         Value        Yield      Value       Yield      Value     Value     Yield
                       --------      -------    --------    ---------  --------   ----     -------
FHLMC . . . . . . . .   $  7         10.00%     $ 2,208      7.41%     $ 2,215    $ 2,237    7.48%
GNMA. . . . . . . . .     --           --        10,757      7.48       10,757     10,804    7.48
FNMA. . . . . . . . .    524         6.14           573      9.04        1,097      1,137    7.66
                        ----                    -------                -------    -------
    Total . . . . . .   $531                    $13,538                $14,069    $14,178
                        ====                    =======                =======    =======

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

    Since February 1996, Harbor Federal has placed all purchased U.S. government or agency obligations in the "Available for Sale" category to remain more flexible for investment purposes. These securities and the investment in FHLMC preferred stock at March 31, 1999 had an aggregate carrying value of $59.5 million.

    The following table sets forth information regarding
Harbor Federal's investment securities and other investments at the dates indicated.

                                             At March 31,
                                     --------------------------
                                      1999      1998     1997
                                     ------    ------   ------
                                          (In thousands)
Investment securities:
  U.S. government and agency
   obligations . . . . . . . . . . . $50,372   $50,821  $46,783
  Trust preferred securities           8,640        --       --
  Other. . . . . . . . . . . . . .       447       370      213
                                     -------   -------  -------
    Total investment securities       59,459    51,191   46,996
Federal funds sold . . . . . . . .     2,545       313    3,939
Interest-earning deposits. . . . .       114       174      276
FHLB stock . . . . . . . . . . . .     1,434     1,434    1,366
                                     -------   -------  -------
    Total. . . . . . . . . . . . .   $63,552   $53,112  $52,577
                                     =======   =======  =======

      The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for Harbor Federal's investment securities and certain other investments at March 31, 1999.


                                  One Year or Less      One to Five Years        Five to Ten Years
                                -------------------   --------------------    ----------------------
                                Carrying   Average     Carrying    Average     Carrying    Average
                                  Value     Yield       Value       Yield       Value       Yield
                                 --------  -------    ---------   --------    ---------   ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . .  $   --       -- %     $   --        --%       $ 4,007      6.77%
  Trust preferred securities .      --       --           --        --             --        --
  FHLMC stock. . . . . . . . .     447      1.05          --        --             --        --
                                ------                ------                  -------
    Total investment
      securities . . . . . . .     447                    --                    4,007
Federal funds sold . . . . . .   2,545      5.00          --        --             --        --
Interest-earning deposits. . .     114      5.05          --        --             --        --
FHLB stock . . . . . . . . . .   1,434      7.50          --        --             --        --
                                ------                ------                  -------
    Total. . . . . . . . . .    $4,540                $   --                  $ 4,007
                                ======                ======                  =======

                                More than Ten Years     Total Investment Portfolio
                                -------------------   ----------------------------------
                                Carrying   Average     Carrying    Market      Average
                                  Value     Yield       Value      Value        Yield
                                 --------  -------    ---------   --------    ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . .  $46,365     6.87%     $50,372     $50,372      6.78%
  Trust preferred securities .    8,640     8.55        8,640       8,640      8.55
  FHLMC stock. . . . . . . . .       --       --          447         447      1.05
                                -------               -------     -------
    Total investment
      securities . . . . . . .   55,005                59,459      59,459
Federal funds sold . . . . . .       --       --        2,545       2,545      5.00
Interest-earning deposits. . .       --       --          114         114      5.05
FHLB stock . . . . . . . . . .       --       --        1,434       1,434      7.50
                                -------               -------      -------

    Total. . . . . . . . . .    $55,005               $63,552      $63,552
                                =======               =======      =======


      For additional information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements in the Annual Report. At March 31, 1999, all investment securities include provisions which allow the issuers to call them under certain terms and conditions at par value.

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

    Deposits in Harbor Federal as of March 31, 1999 were represented by the various programs described below.

Weighted Average   Minimum                         Minimum              Percentage of
Interest Rate (1)   Term     Category               Amount    Balances  Total Savings
----------------   -------   --------              --------   --------  --------------
 1.01%             None      NOW accounts           $   300    $  6,657    3.63%
 3.05              None      Passbook accounts          100      29,265   15.96
 0.00              None      Commercial checking        750       1,631     .89
 3.05              None      Christmas club              10         330     .18

                   Money Market
                   ------------
 3.25              None      Money market passbook    2,500       7,733    4.22
 3.25              None      Money market checking    2,500       2,718    1.48
 3.50              None      Money market plus
                               passbook              10,000      12,322    6.72
 3.25              None      IRA money market
                               passbook                 100         349     .19

                   Certificates of Deposit
                   -----------------------
 3.20              3 month   Fixed-Term, Fixed-Rate   1,000         182     .10
 5.10              6 month   Fixed-Term, Fixed-Rate   1,000       7,275    3.97
 5.10              6 month   Fixed-Term, Fixed-Rate  10,000       4,251    2.32
 5.15              12 month  Fixed-Term, Fixed-Rate   1,000      16,466    8.98
 5.15              12 month  Fixed-Term, Fixed-Rate  10,000      13,951    7.61
 5.20              18 month  Fixed-Term, Fixed-Rate   1,000       9,140    4.98
 5.30              24 month  Fixed-Term, Fixed-Rate   1,000      20,585   11.23
 6.07              30 month  Fixed-Term, Fixed-Rate   1,000         106     .06
 5.40              36 month  Fixed-Term, Fixed-Rate   1,000      19,244   10.49
 5.50              48 month  Fixed-Term, Fixed-Rate   1,000      14,856    8.10
 5.60              60 month  Fixed-Term, Fixed-Rate   1,000      16,300    8.89
                                                               --------  ------
                                                               $183,361  100.00%
                                                               ========  ======


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Harbor
Federal between the dates indicated.

                                  Balance at
                                   March 31,     %      Increase
                                     1999     Deposits  (Decrease)
                                   ---------  --------  ---------
                                       (Dollars in thousands)
Certificates . . . . . . . . . .   $122,356    66.73%   $ 7,732
Money market . . . . . . . . . .     23,122    12.61       (253)
Passbook . . . . . . . . . . . .     29,265    15.96       (391)
NOW. . . . . . . . . . . . . . .      6,657     3.63        953
Christmas Club . . . . . . . . .        330      .18         (7)
Commercial checking. . . . . . .      1,631      .89        168
                                   --------   ------    -------
    Total. . . . . . . . . . . .   $183,361   100.00%   $ 8,202
                                   ========   ======    =======


                         Balance at                        Balance at
                          March 31,     %      Increase     March 31,      %
                            1998    Deposits   (Decrease)      1997      Deposits
                         ---------  --------   ---------   ----------   --------
                                       (Dollars in thousands)
Certificates . . . . . . $114,624    65.44%     $ 3,398     $111,226      63.89%
Money market . . . . . .   23,375    13.35       (1,425)      24,800      14.24
Passbook . . . . . . . .   29,656    16.93       (1,598)      31,254      17.95
NOW. . . . . . . . . . .    5,704     3.26          278        5,426       3.12
Christmas Club . . . . .      337      .19            4          333        .19
Commercial checking. . .    1,463      .83          397        1,066        .61
                         --------   ------      -------     --------     ------
    Total. . . . . . . . $175,159   100.00%     $ 1,054     $174,105     100.00%
                         ========   ======      =======     ========     ======

    The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                     Year Ended March 31,
                                --------------------------------------------------------------------
                                        1999                  1998                    1997
                                -------------------   --------------------    ----------------------
                                Interest-             Interest-               Interst-
                                Bearing               Bearing                 Bearing
                                Demand      Time      Demand      Time        Demand        Time
                                Deposits   Deposits   Deposits   Deposits     Deposits     Deposits
                                --------   --------   ---------  --------     ---------    --------
                                                   (Dollars in thousands)
Average Balance. . . . . . .   $58,092     $118,439   $58,947    $113,850     $61,222      $103,309
Average Rate . . . . . . . .      3.02%        5.82%     3.13%       5.81%       3.19%         5.94%

    The following table sets forth the time deposits in Harbor
Federal classified by rates at the dates indicated.

                                             At March 31,
                                     --------------------------
                                      1999      1998     1997
                                     ------    ------   ------
                                          (In thousands)
    2 -  3.99% . . . . . . . . . . . $    189  $    101 $    118
    4 -  5.99% . . . . . . . . . . .   98,092    79,438   67,143
    6 -  7.99% . . . . . . . . . . .   24,075    35,085   43,874
    8 -  9.99% . . . . . . . . . . .       --        --       91
                                     --------  -------- --------
                                     $122,356  $114,624 $111,226
                                     ========  ======== ========

    The following table sets forth the amount and maturities of time deposits in Harbor Federal at March 31, 1999.

                                     Amount Due
                   -------------------------------------------------
                   Less Than                         After
    Rate           One Year   1-2 Years 2-3 Years  3 Years   Total
    ----           --------- ---------- ---------- --------  -------
                                 (In thousands)
2 -  3.99% . . . . $   189   $    --     $   --    $    --   $    189
4 -  5.99% . . . .  59,679    20,542      7,257     10,614     98,092
6 -  7.99% . . . .  11,547    10,402      1,602        524     24,075
                   -------   -------     ------    -------   --------
                   $71,415   $30,944     $8,859    $11,138   $122,356
                   =======   =======     ======    =======   ========

    The following table indicates the amount of the certificates of deposit of $100,000 or more in Harbor Federal by time remaining until maturity at March 31, 1999.

                                      Certificates
    Maturity Period                    of Deposit
    ---------------                   ------------
                                     (In thousands)
    Three months or less . . . . . . . $ 1,533
    Three through six months . . . . .   1,540
    Six through nine months. . . . . .   1,585
    Nine through twelve months . . . .   1,714
    Over twelve months . . . . . . . .   5,281
                                       -------
      Total. . . . . . . . . . . . . . $11,653
                                       =======

    The following table sets forth the deposit activities of Harbor Federal for the periods indicated.

                                    Year Ended March 31,
                                 ----------------------------
                                  1998      1997        1996
                                 ------    ------      ------
                                      (In thousands)
Deposits . . . . . . . . . . . . $235,623  $187,564  $191,670
Withdrawals. . . . . . . . . . .  218,603   177,665   173,760
                                 --------  --------  --------
  Net increase before interest
    credited . . . . . . . . . .   17,020     9,899    17,910
Interest credited. . . . . . . .    8,818     8,845     8,467
                                 --------  --------  --------
  Net increase in deposits . . . $  8,202  $  1,054  $  9,443
                                 ========  ========  ========

    Borrowings. Savings deposits historically have been the primary source of funds for Harbor Federal's lending, investment and general operating activities. Harbor Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Harbor Federal is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Atlanta are secured by Harbor Federal's stock in the FHLB and a portion of Harbor Federal's mortgage loan portfolio. At March 31, 1999, Harbor Federal had $10 million in advances outstanding from the FHLB of Atlanta. This advance was made in December 1997 at a fixed rate of 5.05% and is set to mature in December 2007, subject to an early termination option.
 In December 1998, or at any payment date thereafter, the FHLB of Atlanta may convert the advance into a three (3) month LIBOR-based floating rate advance (ARC).

    In addition, the Company is authorized to obtain funds through reverse repurchase agreements. Such agreements are treated as financings, and the obligation to repurchase securities sold is reflected as a liability in the consolidated statements of financial condition. The Company had outstanding financings under reverse repurchase agreements of $17.6 million and $15.3 million at March 31, 1999 and 1998, respectively. The average rates of interest on these reverse repurchase agreements were 5.08% and 5.80%, respectively.

    For additional information, see the Management's
Discussion and Analysis of Financial Condition and Results of
Operations and Notes 7 and 8 of Notes to Consolidated Financial
Statements in the Annual Report.

SUBSIDIARY ACTIVITIES

    Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specified community purposes. In addition, Harbor Federal has received OTS approval to lend an amount of up to one-half of its regulatory capital to an affiliate, Bankers Affiliate, Inc.
("BAI").   Harbor Federal's principal subsidiaries are Harbor
Service Corporation ("HSC"), a wholly owned subsidiary that receives insurance commissions on credit life and health and accident policies written for Harbor Federal's borrowers; BAI, a one-third owned subsidiary that makes various types of consumer and home equity loans, generally in amounts not in excess of $50,000, for customers of Harbor Federal and two other local savings institutions; and Bank Street Mortgage Company ("BSM"), a wholly owned subsidiary formed by the Bank in June 1997 primarily to broker one- to four-family residential real estate
loans for Harbor Federal and various other correspondents.   At
March 31, 1999, the net book values of Harbor Federal's investment in BAI totaled $2,525,000, including advances of $2,500,000. The net book value of Harbor Federal's investments in HSC and BSM are immaterial. Harbor Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly.

    In April 1999, Harbor Federal sold its interest in BAI to another thrift institution for the par value of the capital stock. At that time, the advances were repaid by BAI.

MARKET AREA

    Harbor Federal currently conducts its business through nine banking offices in the City of Baltimore and the Counties of Baltimore and Anne Arundel in Maryland. While Harbor Federal's primary market areas tend to be concentrated in the areas immediately surrounding each of Harbor Federal's offices, Harbor Federal accepts deposits and loan applications from throughout the greater Baltimore metropolitan area and central Maryland. At March 31, 1999, management believed that most of Harbor Federal's depositors and borrowers resided within ten miles of one of Harbor Federal's offices. The majority of loans originated by Harbor Federal are from the Central Maryland area, which is located within the greater Baltimore metropolitan area and the larger Washington-Baltimore area. The Baltimore metropolitan area is the largest in Maryland and has had a relatively stable and diversified labor force and economic base. The heaviest employment concentrations in the greater Baltimore metropolitan area in manufacturing industries are in primary metals (steel and copper), transportation equipment, fabricated materials, chemicals, machinery and electrical equipment. In addition, the Port of Baltimore is the fourth largest foreign tonnage port in the U.S. and the second largest container tonnage port on the East and Gulf Coasts.

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

    Federal Home Loan Bank System. Harbor Federal is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at March 31, 1999 of $1,433,500. For additional information, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

    The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 1999, Harbor Federal had $10.0 million in advances outstanding with the FHLB of Atlanta. See "Deposit Activity and Other Sources of Funds -- Borrowings."

    Liquidity Requirements. Harbor Federal generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceeding calendar quarter or on an average daily basis during the preceding quarter. Harbor Federal also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of Harbor Federal for March 1999 was 17.4%.

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

    At March 31, 1999, 73% of Harbor Federal's portfolio assets were invested in Qualified Thrift Investments as currently defined.

    Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks ("nonincludable subsidiaries"), other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of March 31, 1999, Harbor Federal had no material investments in or extensions of credit to nonincludable subsidiaries.

    OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of March 31, 1999, Harbor Federal had no such transactions.

    Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require the institution to net its debt and equity investments against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At March 31, 1999, Harbor Federal's adjusted total assets for purposes of the core and tangible capital requirements were $233.9 million.

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

    The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, assets are assigned a risk weight between
zero and 100%, based on their general risk characteristics.   As
of March 31, 1999, the Bank's risk-weighted assets were approximately $114.0 million.

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

    The OTS will calculate the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS.
The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Management does not believe that Harbor Federal would have been deemed to have had more than normal interest rate risk under the rule as of March 31, 1999.

    At March 31, 1999, Harbor Federal substantially exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's regulatory capital compliance at March 31, 1999.

                                                Percent of
                                      Amount     Assets (1)
                                      ------    ----------
                                      (Dollars in thousands)
Tier 1 Capital. . . . . . . . . . . . $23,945     10.2%
Tier 1 Capital Requirement. . . . . .   9,356      4.0
                                      -------     ----
  Excess. . . . . . . . . . . . . . . $14,589      6.2%
                                      =======     ====

Total Capital . . . . . . . . . . . . $24,600     21.0%
Risk-Based Capital Requirement. . . .   9,122      8.0
                                      -------     ----
  Excess. . . . . . . . . . . . . . . $15,478     13.0%
                                      =======     ====

____________
(1) Based on adjusted total assets for purposes of Tier 1 capital requirement, and risk-weighted assets for purpose of the risk-based capital requirement.

    For additional information regarding regulations with respect to capital, see the paragraphs below and Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

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

    Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required on the first $4.9 million of transaction accounts maintained; reserves of 3% are required on the next $46.5 million of transaction accounts and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

    Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 core capital ratio of less than 4.0%. See "Prompt Corrective Regulatory Action."

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

    At March 31, 1999, the maximum amount that Harbor Federal could have lent to any one borrower under the 15% limit was approximately $3.6 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $2.6 million.

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

    Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

    Under the OTS regulation implementing the prompt
corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and Tier 1 core capital ratio (the ratio of its core capital to adjusted total
assets).   An institution that is not subject to an order or
written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a Tier 1 core capital ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a Tier 1 core capital ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a Composite 1 rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 core capital ratio of less than 4.0% (or 3.0% if the institution has a Composite 1 rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a Tier 1 core capital ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any Composite rating category.

    Standards for Safety and Soundness. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans.
The OTS guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions.
If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that Harbor Federal meets substantially all the standards adopted in the interagency guidelines.

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

    OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a "domestic building and loan association" under Section7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application. Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the branching activities of federal savings institutions in the future.

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

    Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Harbor Federal is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but is allowed to use the experience method of accounting for bad debts. There has been no effect on net income of Harbor Federal from the recapture because the taxes on these bad debts reserves were accrued as a deferred tax liability.

    The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. Harbor Federal met this requirement for the taxable year ended March 31, 1999.

    Harbor Federal historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of March 31, 1999, more than the required amount of the Bank's total assets fell within such category.

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

    As of March 31, 1999, Harbor Federal had 49 full-time and seven part-time employees, none of whom was represented by a collective bargaining agreement.

EXECUTIVE OFFICERS

    The following table sets forth information as of March 31, 1999 regarding the executive officer of Harbor Federal who did not serve on the Board of Directors.

Name                 Age     Title
----                 ---     -----

Norbert J. Luken      61     Vice President and Chief Financial
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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The following table sets forth information regarding
Harbor Federal's locations at March 31, 1999.

                              Year               Book Value                    Deposits at
                           Opened or  Owned or  at March 31,   Approximate   March 31, 1999
                           Acquired    Leased      1999      Square Footage  (In thousands)
                           ---------  --------  ------------ --------------  --------------
Main Office:
 Towson --
 705 York Road              1993      Owned      $1,155,400     8,300           $17,290

Branch Offices:
 South Baltimore --
 132 East Fort Avenue       1887      Owned          24,100     3,300            26,003

 Riviera Beach --
 8553 Ft. Smallwood Road    1972      Owned          43,700     2,200            28,991

 Locust Point --
 1350 East Fort Avenue      1981      Owned          67,800     1,400            12,268

 Highlandtown --
 3200 Eastern Avenue        1910      Owned         107,700     5,300            30,886

 Parkville --
 7917 Harford Road          1989      Owned         122,100     1,600            21,740

 Pikesville --
 507 Reisterstown Road      1996      Leased          4,900     1,500            20,329

 Putty Hill --
 8030 Belair Road           1996      Owned         230,800     2,400            13,005

 Roland Park --
 4806 Roland Avenue         1996      Leased          4,000     1,800            12,849


    The book value of Harbor Federal's investment in premises and equipment totaled $1.8 million at March 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    From time to time, Harbor Federal is a party to various legal proceedings incident to its business. At March 31, 1999, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information required by this item is incorporated by reference to "Transactions with Management" in the Proxy
Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    (a) The following exhibits either are filed as part of this report or are incorporated herein by reference:

    No.            Description
    ---            -----------
     3.1          Articles of Incorporation of Harbor Federal
                  Bancorp, Inc. (1)

     3.2          Bylaws of Harbor Federal Bancorp, Inc. (1)

     4            Form of Common Stock Certificate (1)

    10.1 Employment and Guaranty Agreements between Harbor Federal Bancorp, Inc. and Harbor Federal Savings Bank and Robert A. Williams and Lawrence W. Williams, as amended (2)

    10.2          Severance Agreements between Harbor Federal
                  Bancorp, Inc. and Harbor Federal Savings
                  Bank and Norbert J. Luken, as amended  (2)

    10.3 Employment Agreement and Guaranty Agreement between Thomas J. Riehl and Bank Street
                  Mortgage Company and Harbor Federal Bancorp,
                  Inc. (3)

    10.4          Harbor Federal Savings Bank Non-Employee
                  Director Retirement Plan, as amended * (2)

    10.5          Harbor Federal Savings Bank Deferred
                  Compensation Plan, as amended (4)

    10.6          Harbor Federal Savings Bank Supplemental
                  Executive Retirement Agreement with Robert
                  Williams (renamed Grantor Trust), as amended
                  * (4)

    10.7          Harbor Federal Bancorp, Inc. Incentive
                  Compensation Plan, as amended  (4)

    10.8          Harbor Federal Bancorp, Inc. 1995 Stock
                  Option and Incentive Plan and Trust, as
                  amended (3)

    10.9          Harbor Federal Bancorp, Inc. Management
                  Recognition Plan and Trust, as amended (3)

    10.10         Harbor Federal Bancorp, Inc. 1999 Stock
                  Incentive Plan *

    13            1999 Annual Report to Stockholders *

    21            Subsidiaries (5)

    23            Consent of KPMG LLP *

    27.1          Financial Data Schedule *

    27.2          Restated Financial Data Schedule for
                  fiscal 1998 *

    27.3          Restated Financial Data Schedule for
                  fiscal 1997 *

[FN]
__________
*   Some or all filed as an exhibit to this report.
(1) Some or all incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75624).
(2) Some or all incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1994 and the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.
(4) Some or all incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75624) and the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.
(5) Incorporated by reference to "Item 1. Business -- Subsidiary Activities" in this report.



      (b) No report on Form 8-K was filed during the last quarter of the fiscal year covered by this report.

                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HARBOR FEDERAL BANCORP, INC.


Date:  June 21, 1999      By: /s/ Robert A. Williams
                              ----------------------------
                              Robert A. Williams
                              President
                              (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert A. Williams                  Date: June 21, 1999
    -------------------------------
    Robert A. Williams
    President
   (Director and Principal Executive Officer)


By: /s/ Norbert J. Luken                    Date: June 21, 1999
    -------------------------------
    Norbert J. Luken
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Joseph J. Lacy                      Date: June 21, 1999
    -------------------------------
    Joseph J. Lacy
    Director

By: /s/ John H. Riehl, III                  Date: June 21, 1999
    -------------------------------
    John H. Riehl, III
    Director

By: /s/ J. Kemp Roche                       Date: June 21, 1999
    -------------------------------
    J. Kemp Roche
    Director

By: /s/ Gideon N. Stieff, Jr.               Date: June 21, 1999
    -------------------------------
    Gideon N. Stieff, Jr.
    Director

By: /s/ Lawrence W. Williams                Date: June 21, 1999
    -------------------------------
    Lawrence W. Williams
    Director