Form 10QSB
period 1999-06-30
HARBOR FEDERAL BANCORP INC
filed 1999-08-05
CIK 919553

                          FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



MARK ONE

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     As of June 30, 1999, 1,676,515 shares of the registrant's
Common Stock, par value $0.01 per share, were issued and outstanding.

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

         Consolidated Statements of Financial Condition --
           As of June 30, 1999 (Unaudited) and March 31, 1999

         Consolidated Statements of Income and Comprehensive
           Income (Loss) for the three months ended June 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Cash Flows for the three
           months ended June 30, 1999 and 1998   (Unaudited)

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

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security
              Holders
              -------------------------------------------

     Item 5.  Other Information
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

               PART I.    FINANCIAL INFORMATION

                 HARBOR FEDERAL BANCORP, INC.
                       AND SUBSIDIARY

        Consolidated Statements of Financial Condition

                                                               June 30,       March 31,
      Assets                                                     1999           1999
      ------                                                  ------------    --------
                                                             (Unaudited)
Cash:
      On hand and due from banks                             $  1,253,600     1,501,358
      Interest-bearing deposits                                   278,485       114,259
Federal funds sold                                                605,064     2,545,437
Investment securities, fair value of $62,676,436
      and $59,963,291, respectively                            62,676,436    59,963,291
Mortgage-backed securities, fair value of
      $12,650,812 and $14,280,938, respectively                12,565,102    14,172,392
Loans receivable, net                                         157,726,217   153,918,968
Investment in Federal Home Loan Bank stock, at cost             1,337,700     1,433,500
Investments in real estate, net                                        --       446,899
Investment in and advances to affiliated corporation                   --     2,525,000
Property and equipment, net                                     1,744,543     1,760,516
Prepaid expenses and other assets                               1,581,887       916,015
                                                             ------------  ------------
            Total assets                                     $239,769,034   239,297,635
                                                             ============  ============
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
      Savings accounts                                       $182,879,868   181,485,848
      Borrowed funds                                           26,310,000    27,555,000
      Advance payments by borrowers for taxes,
            insurance and ground rents                          2,643,440     1,841,672
      Accrued expenses and other liabilities                    1,638,607     1,612,963
      Federal and state income taxes payable                      313,027            --
                                                             ------------  ------------
            Total liabilities                                 213,784,942   212,495,483
                                                             ------------  ------------
Stockholders' equity:
      Preferred stock $0.01 par value; authorized
         5,000,000 shares; none issued                                 --            --
      Common stock $0.01 par value; authorized
         20,000,000 shares; 1,676,515 shares issued
         and outstanding                                           16,765        16,765
      Additional paid-in capital                               13,084,145    13,071,570
      Unearned ESOP shares                                       (662,056)     (662,056)
      Retained income, substantially restricted                14,714,886    14,422,503
      Accumulated other comprehensive income (loss)            (1,169,648)      (46,630)
                                                             ------------  ------------
            Total stockholders' equity                         25,984,092    26,802,152
                                                             ------------  ------------
            Total liabilities and stockholders' equity       $239,769,034   239,297,635
                                                             ============  ============

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (Loss)
                          (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
Interest income:
    Loans receivable                                     $ 2,989,641    2,969,164
    Mortgage-backed securities                               230,525      356,964
    Investment securities                                  1,151,254      911,969
    Interest-earning deposits and other
       short-term investments                                 26,557       81,252
                                                         -----------   ----------
                    Total interest income                  4,397,977    4,319,349
                                                         -----------   ----------
Interest expense:
    Savings accounts:
        Certificates                                       1,755,595    1,784,829
        NOW and money market deposit accounts                231,268      231,031
        Passbook and statement savings                       246,414      243,559
                                                         -----------   ----------
                                                           2,233,277    2,259,419
                                                         -----------   ----------
    Borrowed funds:
        Federal Home Loan Bank advances                      127,653      127,653
        Securities sold under agreements to repurchase       218,791      200,810
                                                         -----------   ----------
                                                             346,444      328,463
                    Total interest expense                 2,579,721    2,587,882
                                                         -----------   ----------
                    Net interest income                    1,818,256    1,731,467
Provisions for losses on loans                                15,000       10,000
                                                         -----------   ----------
                    Net interest income after provision
                      for losses on loans                  1,803,256    1,721,467
                                                         -----------   ----------
Noninterest income:
    Loan fees and service charges                             91,772       90,768
    Other                                                     73,872       34,390
                                                         -----------   ----------
                    Total noninterest income                 165,644      125,158
                                                         -----------   ----------
Noninterest expense:
    Compensation and benefits                                666,307      660,030
    Occupancy and equipment                                   95,885      106,072
    SAIF deposit insurance premiums                           20,988       23,104
    Advertising                                               42,812       35,633
    Other                                                    273,778      197,130
                                                         -----------   ----------
                    Total noninterest expense              1,099,770    1,021,969
                                                         -----------   ----------


                    Income before income taxes               869,130      824,656
Income taxes                                                 358,800      329,750
                                                         -----------   ----------
                        Net income                           510,330      494,906
Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities
      available for sale arising during the period        (1,123,018)     125,592
                                                         -----------   ----------
                        Other comprehensive income
                          (loss)                         $  (612,688)     620,498
                                                         ===========   ==========
Net income per share of common stock
    Basic                                                $       .32   $      .28
                                                         -----------   ----------
    Diluted                                              $       .31   $      .27
                                                         -----------   ----------

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
Cash flows from operating activities
    Net income                                             $   510,330      494,906
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                            15,973       23,259
        Provision for losses on loans                           15,000       10,000
        Amortization of premium on savings deposits             95,346       95,346
        Noncash compensation under stock-based benefit
          plans                                                111,815      137,523
        Loans originated for sale, net of repayments           215,222      (42,569)
        Amortization of loan fees, premiums and
          discounts, net                                        35,123     (179,592)
        (Decrease) increase in prepaid expenses and
          other assets                                           7,781         (629)
        Decrease in accrued expenses and other
          liabilities                                          (78,356)     (45,973)
        Increase in federal and state income taxes
          payable                                              345,470      192,719
        Increase in accrued interest receivable               (678,027)     (31,286)
        Loss on sale of investments in real estate               3,300           --
                                                           -----------   ----------
              Net cash provided by operating activities        598,977      653,704
                                                           -----------   ----------

Cash flows from investing activities:
    Maturities of investment securities held to maturity            --    5,500,000
    Purchase of investment securities available for sale    (3,700,000)  (1,997,500)
    Principal repayments of mortgage-backed securities
      held to maturity                                         290,547      770,239
    Principal repayments of mortgage-backed securities
      available for sale                                     1,120,427    1,046,215
    Proceeds from sale of investment in real estate            446,899           --
    Loan principal disbursements, net of repayments         (4,043,810)  (2,780,180)
    Redemption of Federal Home Loan Bank Stock                  95,800           --
    Purchases of property and equipment                             --      (15,056)
    Decrease in investments in and advances to affiliated
        Corporation, net                                     2,525,000       25,000
                                                           -----------   ----------
        Net cash provided by (used in) investing
          activities                                       $(3,265,137)   2,548,718
                                                           -----------   ----------

                                            (Continued)

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY
             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
Cash flows from financing activities:
    Net increase in savings accounts                       $ 1,298,674    5,034,235
    Net decrease in borrowed funds                          (1,245,000)  (1,956,250)
    Increase in advance payments by borrowers
        for taxes, insurance and ground rents                  801,768      777,070
    Purchase of common stock for Stock Option Trust            (92,720)     (65,250)
    Exercise of stock options by Stock Option Trust             97,480       23,375
    Dividends paid                                            (217,947)    (220,145)
                                                           -----------  -----------
        Net cash provided by financing activities              642,255    3,593,035
                                                           -----------  -----------
Net increase (decrease) in cash and cash equivalents        (2,023,905)   6,795,457

Cash and cash equivalents at beginning of period             4,161,054    3,239,405
                                                           -----------  -----------
Cash and cash equivalents at end of period                 $ 2,137,149   10,034,862
                                                           ===========  ===========
Supplemental information -- noncash investing activities:

    Unrealized holding gain (loss) on securities
      available for sale, net of tax                       $(1,123,018)     125,592
                                                           ===========  ===========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

           Notes to Consolidated Financial Statements

                Three Months Ended June 30, 1999
                          (Unaudited)

Note 1 -- Business. The accompanying unaudited consolidated financial statements include the accounts of Harbor Federal Bancorp, Inc. (the "Company") and wholly-owned subsidiaries, including Harbor Federal Savings Bank ("Harbor Federal"). Harbor Federal provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks in Maryland. Harbor Federal is subject to competition from other financial institutions. Harbor
Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those authorities.

Note 2 -- Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the three months ended June 30, 1999 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

Note 3 -- Principles of Consolidation. The accompanying unaudited consolidated financial statements include the accounts of Harbor Federal Savings Bank, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage Company. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels of regulatory capital. At June 30, 1999, Harbor Federal was in compliance with all regulatory capital requirements.

Note 5 -- Earnings per Common Share. Information related to the calculation of net income per share of common stock is summarized as follows for the three months ended June 30, 1999 and 1998:

                                                    June 30, 1999           June 30, 1998
                                                 --------------------   ---------------------
                                                   Basic     Diluted      Basic      Diluted
                                                 ---------  ---------   ---------   ---------
Net Income                                        $  510,330    510,330     494,906     494,906
Dividends on unvested common stock awards             (2,045)    (1,555)     (3,893)     (2,466)
                                                  ----------  ---------   ---------   ---------
Adjusted net income used in EPS calculations      $  508,285    508,775     491,013     492,440
                                                  ==========  =========   =========   =========

Weighted average shares outstanding                1,587,958  1,587,958   1,729,355   1,729,355
Dilutive securities:
     Options                                             ---     41,743         ---      67,734
     Unvested common stock awards                        ---      3,771         ---      12,098
                                                  ----------  ---------   ---------   ---------
Adjusted weighted-average shares used in EPS
      calculations                                 1,587,958  1,633,472   1,729,355   1,809,187
                                                  ==========  =========   =========   =========

Note 6 -- Investment Securities. Investment securities available for sale included in total investment securities have a book and fair market value of $61,493,864 at June 30, 1999 and $59,458,780 at March 31, 1999 and related accrued interest of $1,182,572 at June 30, 1999 and $504,511 at March 31, 1999.

Note 7 -- Mortgage-Backed Securities. Mortgage-backed securities available for sale included in mortgage-backed securities have a book and fair market value of $10,540,815 at June 30, 1999 and $11,846,898 at March 31, 1999 and related accrued interest of $76,550 at June 30, 1999 and $84,484 at March 31, 1999.

            HARBOR FEDERAL BANCORP, INC.
                   AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition
              and Results of Operations



     The following discussion analyzes the financial condition of the Company at June 30, 1999 and the results of operations of the Company for the three months ended June 30, 1999 and 1998.

Financial Condition
-------------------

     Harbor Federal's total assets increased by $471,000 or 0.2% to $239.8 million at June 30, 1999 from $239.3 million at March 31, 1999. Loans receivable, net increased by $3.8 million or 2.5% to $157.7 million at June 30, 1999 from $153.9 million at March 31, 1999. This increase was due in part to a greater demand for loans during the quarter. Investment securities increased by $2.7 million or 4.5% to $62.7 million at June 30, 1999 from $60.0 million at March 31, 1999. The increase in loans receivable, net and investment securities were partially offset by repayments on mortgage-backed securities of $1.6 million, the sale of its interest in a consumer lending company (Bankers Affiliate, Inc.) by the Bank for $2.5 million and a reduction of federal funds of $1.9 million.

Results of Operations
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting of savings accounts and borrowed funds. Net income for the three months ended June 30, 1999 increased $15,000 or 3.1% to $510,000 from $495,000 for the three months ended June 30, 1998.

     Interest Income. Total interest income increased by $79,000 or 1.8% to $4.4 million for the three months ended June 30, 1999 from $4.3 million for the three months ended June 30, 1998. This increase is explained by the changes stated in the following paragraphs.

     The increase in interest income on loans receivable was primarily attributable to an increase in average loans receivable to $155.6 million for the quarter ended June 30, 1999 from $149.5 million for the quarter ended June 30, 1998, partially offset by a decrease in the average yield to 7.68% for the three months ended June 30, 1999 from 7.95% for the three months ended June 30, 1998. The increase in average loans receivable was primarily due to increased loan production over normal repayments. The lower average yield on mortgage loans reflects primarily a reduction in interest rates on adjustable rate mortgage loans.

     Interest income on investment securities increased by $239,000 was attributable to an increase in average investment securities to $62.7 million for the quarter ended June 30, 1999 from $50.5 million for the quarter ended June 30, 1998 and an increase in average yield on those securities to 7.34% for the three months ended June 30, 1999 from 7.23% for the three months ended June 30, 1998. These increases were due to the purchase of additional investments which had higher yields than previous purchases.

     Interest income on mortgage-backed securities decreased by $126,000 due to a decrease in average mortgage-backed securities to $13.4 million for the quarter ended June 30, 1999 from $20.3 million for the quarter ended June 30, 1998 and a reduction in the average yield on those securities to 6.89% for the three months ended June 30, 1999 from 7.03% for the three months ended June 30, 1998. The decrease in average mortgage-backed securities and the lower average yield on mortgage-backed securities reflects primarily the pay down of principal on higher rate mortgage pools.

     Interest Expense. Total interest expense decreased by $8,000 or 0.3% to $2.58 million for the three months ended June 30, 1999 from $2.59 million for the three months ended June 30, 1998. The decrease was attributable to a decrease in average cost of deposits and borrowings to 4.92% for the three months ended June 30, 1999 from 5.20% for the three months ended June 30, 1998, partially offset by an increase in average deposits and borrowings of $10.5 million or 5.3% to $209.6 million for the three months ended June 30, 1999 from $199.1 million for the three months ended June 30, 1998.

     Net Interest Income. Net interest income increased by $87,000 or 5.0% to $1.82 million for the three months ended June
30, 1999 from $1.73 million for the three months ended June 30, 1998 due to the above mentioned changes.

     Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current economic conditions, the status of non-performing loans and regulatory reviews conducted in the regulatory examination process. There was a $15,000 provision for loan losses during the three months ended June 30, 1999 and a $10,000 provision for loan losses for the same period in 1998. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at June 30, 1999.

     Noninterest Income. Noninterest income increased by $40,000 or 32.3% to $166,000 for the three months ended June 30, 1999 from $125,000 for the three months ended June 30, 1998. This was due primarily to $22,000 of insurance commissions earned by Harbor Service Corporation, a subsidiary of the Bank which began selling annuities in November 1998.

     Noninterest Expense. Noninterest expense increased by $78,000 or 7.6% to $1.1 million the three months ended June 30, 1999, from $1.0 million for the three months ended June 30, 1998. The increase in noninterest expense resulted primarily from increases in legal fees of $22,000, computer data expense of $27,000 and stationery supplies of $10,000.

     The increase in legal fees was partially attributable to the setting up of a new stock incentive plan which was approved at the Annual Stockholders Meeting held on July 14, 1999. The increase in computer data expenses was attributable to the implementation of electronic banking services. The increase in stationery expense was attributable to the printing of customer notices dealing with the Year 2000 issue and internet banking services.

Liquidity and Capital Resources
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 18.6% for the three months ended June 30, 1999. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the three months ended June 30, 1999, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) decreased by $2.0 million.

     The Company had $2.7 million in outstanding loan commitments at June 30, 1999. Harbor Federal expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

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

     Achieving Year 2000 readiness has been a major part of Harbor Federal Savings Bank's strategic planning process for well over two years. In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan called for Year 2000 readiness by the end of December 1998, a full year ahead of the millennium and the Company's Year 2000 Plan has largely been accomplished. The Company relies on its third party service bureaus to provide data processing services and is dependent upon vendor application software. Internal and external mission critical systems have been upgraded with Year 2000 compliant versions. These systems include data processing, accounting, payroll, mortgage management and electronic systems. The Company's testing of these mission critical systems has revealed no Year 2000 discrepancies. In addition to software, all hardware has been replaced and tested successfully. It is the Company's goal to follow the Plan and to continue to aggressively monitor Year 2000 issues.

     In addition to the Plan, the Company has devised a Year 2000 contingency plan. The contingency plan addresses any issues that may occur to software. It states alternative solutions and deadlines for any software that is not Year 2000 compliant. In addition, the contingency plan handles any outside variables that may affect the Company when the Year 2000 approaches. Although precautions have been taken, the contingency plan does not guarantee all external and internal variables. However, the Company will continue to design and implement solutions to avoid interruptions to service.

     Cost associated with the Year 2000 primarily relate to upgrading software and replacing hardware. The Company is incurring these costs in the normal course of business as software and hardware are ordinarily upgraded to keep pace with technological advances. Management's cost associated with the Year 2000 efforts have totalled $27,600 to date. No significant spending is anticipated.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On the effective date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. SFAS No. 133 does not apply retroactively. While the Company has not completed its analysis of SFAS No. 133 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial condition or results of operations of the Company.

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
                   -----------------

                   From time to time Harbor Federal is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                        27   Financial Data Schedule

                   (b)  Form 8-K

                        None

                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HARBOR FEDERAL BANCORP, INC.


Date:  August 5, 1999       /s/ Robert A. Williams
                            ---------------------------------
                            Robert A. Williams
                            President
                            (Duly Authorized Representative)



Date:  August 5, 1999       /s/ Norbert J. Luken
                            ----------------------------------
                            Norbert J. Luken
                            Treasurer
                            (Principal Financial Officer)