Form 10QSB
period 1999-09-30
HARBOR FEDERAL BANCORP INC
filed 1999-11-03
CIK 919553

                          FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



MARK ONE

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

     As of September 30, 1999, 1,669,515 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

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

         Consolidated Statements of Financial Condition --
           As of September 30, 1999 (Unaudited) and March 31,
           1999

         Consolidated Statements of Income and Comprehensive
           Income (Loss) for the six and three months ended
           September 30, 1999 and 1998 -- (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 1998 --
           (Unaudited)

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

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security
              Holders
              -------------------------------------------

     Item 5.  Other Information
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

             PART I.    FINANCIAL INFORMATION

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

         Consolidated Statements of Financial Condition


                                                              September 30,   March 31,
      Assets                                                     1999           1999
      ------                                                  ------------    --------
                                                             (Unaudited)
Cash:
      On hand and due from banks                              $  2,596,787     1,501,358
      Interest-bearing deposits                                    448,404       114,259
Federal funds sold                                              20,873,636     2,545,437
Investment securities, fair value of $60,796,059
      and $59,963,291, respectively                             60,796,059    59,963,291
Mortgage-backed securities, fair value of
      $11,794,934 and $14,280,938, respectively                 11,722,974    14,172,392
Loans receivable, net                                          166,966,126   153,918,968
Investment in real estate, net                                          --       446,899
Investment in Federal Home Loan Bank stock, at cost              1,725,000     1,433,500
Investment in and advances to affiliated corporation                    --     2,525,000
Property and equipment, net                                      1,722,081     1,760,516
Prepaid expenses and other assets                                2,229,879       916,015
                                                              ------------   -----------
            Total assets                                      $269,080,946   239,297,635
                                                              ============   ===========
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
      Savings accounts                                        $183,082,015   181,485,848
      Borrowed funds                                            57,810,000    27,555,000
      Advance payments by borrowers for taxes,
            Insurance and ground rents                             747,991     1,841,672
      Accrued expenses and other liabilities                     2,080,152     1,612,963
                                                              ------------   -----------
            Total liabilities                                  243,720,158   212,495,483
                                                              ------------   -----------
Stockholders' Equity:
      Preferred stock $0.01 par value; authorized
            5,000,000 shares; none issued                               --            --
      Common stock $0.01 par value; authorized
            20,000,000 shares; 1,669,515 and 1,676,515
            shares issued and outstanding                           16,695        16,765
      Additional paid-in capital                                13,017,656    13,071,570
      Unearned ESOP shares                                        (662,056)     (662,056)
      Retained income, substantially restricted                 14,983,804    14,422,503
      Accumulated other comprehensive loss                      (1,995,311)      (46,630)
                                                              ------------   -----------
            Total stockholders' equity                          25,360,788    26,802,152
                                                              ------------   -----------
            Total liabilities and stockholders' equity        $269,080,946   239,297,635
                                                              ============   ===========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                        AND SUBSIDIARY

     Consolidated Statements of Income and Comprehensive
                          Income (Loss)
                          (Unaudited)



                                                Six Months Ended         Three Months Ended
                                                  September 30,             September 30,
                                               -------------------      ---------------------
                                                1999         1998        1999          1998
                                               ------       ------      ------        ------
Interest income:
   Loans receivable                           $ 6,149,021   5,914,586    3,159,380   2,945,422
   Mortgage-backed securities                     396,630     679,196      166,105     322,232
   Investment securities                        2,313,817   1,859,056    1,162,563     947,087
   Interest-earning deposits and other
     short-term investments                        53,095     163,072       26,538      81,820
                                              -----------  ----------   ----------  ----------
       Total interest income                    8,912,563   8,615,910    4,514,586   4,296,561
                                              -----------  ----------   ----------  ----------
Interest expense:
   Savings accounts:
     Certificates                               3,526,281   3,619,587    1,770,686   1,834,758
     NOW and money market deposit accounts        469,817     466,128      238,549     235,097
     Passbook and statement savings               496,560     489,359      250,146     245,800
                                              -----------  ----------   ----------  ----------
                                                4,492,658   4,575,074    2,259,381   2,315,655
   Borrowed funds:
     Federal Home Loan Bank advances              262,504     256,708      134,851     129,055
     Securities sold under agreements to
       repurchase                                 490,472     397,737      271,681     196,927
                                              -----------  ----------   ----------  ----------
                                                  752,976     654,445      406,532     325,982
       Total interest expense                   5,245,634   5,229,519    2,665,913   2,641,637
                                              -----------  ----------   ----------  ----------
       Net interest income                      3,666,929   3,386,391    1,848,673   1,654,924
Provision for losses on loans                      15,000      40,000           --      30,000
                                              -----------  ----------   ----------  ----------
       Net interest income after provision
         for losses on loans                    3,651,929   3,346,391    1,848,673   1,624,924
                                              -----------  ----------   ----------  ----------
Noninterest income:
   Loan fees and service charges                  145,156     232,530       53,384     141,762
   Other                                          123,163      87,318       49,291      52,928
                                              -----------  ----------   ----------  ----------
       Total noninterest income                   268,319     319,848      102,675     194,690
                                              -----------  ----------   ----------  ----------
Noninterest expense:
   Compensation and benefits                    1,397,067   1,350,968      730,760     690,938
   Occupancy and equipment                        190,996     206,018       95,111      99,946
   SAIF deposit insurance premiums                 42,189      45,363       21,201      22,259
   Advertising                                     90,064      73,196       47,252      37,563
   Other                                          501,447     368,228      227,669     171,098
                                              -----------  ----------   ----------  ----------
       Total noninterest expense                2,221,763   2,043,773    1,121,993   1,021,804
                                              -----------  ----------   ----------  ----------
       Income before income taxes               1,698,485   1,622,466      829,355     797,810
Income taxes                                      702,200     648,150      343,400     318,400
                                              -----------  ----------   ----------  ----------
                 Net income                       996,285     974,316      485,955     479,410
                                              -----------  ----------   ----------  ----------
Other comprehensive income (loss), net of tax:
   Unrealized holding gain (loss) on
     securities available for sale             (1,948,681)    332,576     (825,663)    206,984
                                              -----------  ----------   ----------  ----------
                 Comprehensive income (loss)  $  (952,396)  1,306,892     (339,708)    686,394
                                              ===========  ==========   ==========  ==========
Net income per share of common stock:
   Basic                                      $       .62         .56          .30         .27
                                              ===========  ==========   ==========  ==========
   Diluted                                    $       .61         .54          .30         .27
                                              ===========  ==========   ==========  ==========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)


                                                                   Six Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
Cash flows from operating activities
  Net income                                                   $  996,285       974,316
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                 38,435        47,113
      Provision for losses on loans                                15,000        40,000
      Amortization of premium on savings deposits                 190,692       190,692
      Noncash compensation under stock-based benefit plans        209,630       275,046
      Loans originated for sale, net of repayments                491,011      (610,382)
      Amortization of loan fees, premiums and discounts, net      (43,255)      (78,503)
      Increase in prepaid expenses and other assets               (87,659)     (204,714)
      Increase in accrued expenses and other liabilities          154,603       123,457
      Change in federal and state income taxes receivable
        or  payable                                                  (457)     (208,881)
      (Increase) decrease in accrued interest receivable         (181,297)        9,272
      Increase (decrease) in accrued interest payable             118,586       (68,930)
      Loss on sale of investments in real estate                   14,600            --
                                                              -----------    ----------
              Net cash provided by operating activities         1,916,174       488,486
                                                              -----------    ----------
Cash flows from investing activities:
    Maturities of investment securities available for sale             --     8,000,000
    Maturities of investment securities held to maturity               --    13,000,000
    Purchase of investment securities available for sale       (3,700,000)  (18,518,875)
    Principal repayments of mortgage-backed securities
      held to maturity                                            431,709     1,373,196
    Principal repayments of mortgage-backed securities
      available for sale                                        1,748,344     2,090,898
    Proceeds from sale of investments in real estate              446,899            --
    Loan principal disbursements, net of repayments           (10,550,267)   (5,144,101)
    Loan purchases                                             (2,830,783)     (160,000)
    Purchase of Federal Home Bank Stock, net                     (291,500)           --
    Purchases of property and equipment, net                           --       (44,426)
    Decrease (increase) in investments in and advances
      to affiliated corporation, net                            2,525,000       (25,000)
                                                              -----------    ----------
              Net cash provided by (used in) investing
                activities                                    (12,220,598)      571,692
                                                              -----------    ----------


                                                                             (Continued)

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                   Six Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
Cash flows from financing activities:
  Net increase in savings accounts                             1,405,475        3,149,525
  Increase (decrease) in borrowed funds                       30,255,000       (1,956,250)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                     (1,093,681)      (1,279,915)
  Purchases of common stock for Stock Option Trust              (111,920)        (642,325)
  Purchases of common stock                                     (100,688)              --
  Exercise of stock options by Stock Option Trust                142,994           43,176
  Dividends paid                                                (434,984)        (462,308)
                                                             -----------      -----------
      Net cash provided by (used in) financing activities     30,062,196       (1,148,097)
                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents          19,757,772          (87,919)

Cash and cash equivalents at beginning of period               4,161,054        3,239,405
                                                             -----------      -----------
Cash and cash equivalents at end of period                   $23,918,827        3,151,486
                                                             ===========      ===========
Supplemental information -- noncash investing activities:
  Unrealized holding gain (loss) on securities available
    for sale, net of income tax effect                       $(1,948,681)         332,576
                                                             ===========      ===========
  Transfer of loans receivable to investments in
    real estate                                              $        --           86,050
                                                             ===========      ===========



See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

           Notes to Consolidated Financial Statements

              Six Months Ended September 30, 1999
                          (Unaudited)



Note 1 -- Business.  The accompanying unaudited consolidated
          --------
financial statements include the accounts of Harbor Federal Bancorp, Inc. (the "Company") and wholly-owned subsidiaries, including Harbor Federal Savings Bank ("Harbor Federal"). Harbor Federal provides a full range of banking services to individual and corporate customers through its subsidiaries and branch offices in Maryland. Harbor Federal is subject to competition from other financial institutions. Harbor Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.

Note 2 -- Basis of Presentation.  The accompanying unaudited
          ---------------------
consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal, recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the six and three months ended September 30, 1999 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The results of operations for the six and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March
31, 2000.

Note 3 -- Principles of Consolidation.  The accompanying
          ---------------------------
 unaudited consolidated financial statements include the accounts of the Company and Harbor Federal, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage Company. All significant intercompany items have been eliminated.

Note 4 -- Retained Income.  Harbor Federal is required to
          ---------------
maintain certain levels of regulatory capital. At September 30, 1999, Harbor Federal was in compliance with all regulatory capital requirements.

Note 5 -- Earnings per Common Share.  Information related to the
          -------------------------
calculation of net income per share of common stock is summarized as follows for the six and three months ended
September 30, 1999 and September 30, 1998:

                                                  Six Months Ended
                                                  ----------------
                                        September 30, 1999     September 30, 1998
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                             $  996,285    996,285    974,316     974,316
Dividend on unvested common stock
  awards                                   (4,090)    (3,141)    (7,804)     (5,272)
                                       ----------  ---------  ---------   ---------
Adjusted net income used in EPS
  calculations                         $  992,195    993,144    966,512     969,044
                                       ==========  =========  =========   =========

Weighted average shares outstanding     1,587,958  1,587,958  1,730,915   1,730,915
Dilutive securities:
     Options                                  ---     38,259        ---      58,860
     Unvested common stock awards             ---      3,648        ---      10,212
                                       ----------  ---------  ---------   ---------
Adjusted weighted-average shares
  used in EPS computation               1,587,958  1,629,865  1,730,915   1,799,987
                                       ==========  =========  =========   =========

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY


                                                  Three Months Ended
                                                  ------------------
                                        September 30, 1999     September 30, 1998
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                             $  485,955    485,955    479,410     479,410
Dividend on unvested common stock
  awards                                   (2,045)    (1,589)    (4,091)     (2,847)
                                       ----------  ---------  ---------   ---------
Adjusted net income used in EPS
  calculations                         $  483,910    484,366    475,319     476,563
                                       ==========  =========  =========   =========
Weighted average shares outstanding     1,587,390  1,587,390  1,730,915   1,730,915
Dilutive securities:
     Options                                  ---     36,810        ---      55,168
     Unvested common stock awards             ---      3,510        ---       9,571
                                       ----------  ---------  ---------   ---------
Adjusted weighted-average shares used
  in EPS computation                    1,587,390  1,627,710  1,730,915   1,795,654
                                       ==========  =========  =========   =========


Note 6 -- Investment Securities.  Investment securities available
         ---------------------
for sale included in investment securities have a carrying value and fair market value of $60,149,024 at September 30, 1999 and $59,458,780 at March 31, 1999 and related accrued interest of $647,035 at September 30, 1999 and $504,511 at March 31, 1999.

Note 7 -- Mortgage-Backed Securities.  Mortgage-backed securities
          --------------------------
available for sale included in mortgage-backed securities have a carrying value and fair market value of $9,845,748 at September 30, 1999 and $11,846,898 at March 31, 1999 and related accrued interest of $71,714 at September 30, 1999 and $84,484 at March 31, 1999.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations



     The following discussion analyzes the financial condition of the Company at September 30, 1999 and the results of operations of the Company for the six and three months ended
September 30, 1999 and 1998.

     When used in this Form 10-QSB, the words or phrases "will likely result,", "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, and competition that could cause actual results to differ materially from histroical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for the future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any oblication, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION
-------------------

     Harbor Federal's total assets increased by $29.8 million or 12.4% to $269.1 million at September 30, 1999 from $239.3 million at March 31, 1999. Investment in and advances to affiliated corporation decreased due to Harbor Federal selling its interest in Bankers Affiliate, Inc. for the par value of the capital stock which totaled $25,000. At that time, the $2.5 million of advances were also repaid by Bankers Affiliate, Inc. Prepaid expenses and other asets increased by $1.3 million or 143% to $2.2 million at September 30, 1999 from $916,000 at March 31, 1999. This increase was primarily due to a deferred tax asset related to an unrealized loss on Harbor Federal's investment portfolio held for sale. The unrealized loss was recorded as accumulated other comprehensive loss at September 30, 1999. Borrowed funds increased by $30.3 million or 109.8% to $57.8 million at September 30, 1999 from $27.6 million at March 31, 1999 to fund the increase in assets.

     Loans receivable increased by $13.0 million or 8.5% to $166.9 million at September 30, 1999 from $153.9 million at March 31, 1999. This increase was due in part to a greater demand for loans during this period. The increase was funded by borrowed funds mentioned above. The additional borrowed funds will be used primarily to liquidate other short-term borrowings which mature in the next quarter.

RESULTS OF OPERATIONS
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between the interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts and borrowed funds. Net income for the six and three months ended September 30, 1999 increased $22,000 and $7,000 respectively.

     Interest Income. Total interest income for the six months ended September 30, 1999 increased by $297,000 or 3.4% to $8.9 million from $8.6 million for the same period in 1998. Total interest income for the three months ended September 30, 1999 increased by $218,000 or 5.1% to $4.5 million from $4.3 million for the same period in 1998. The increases in interest income resulted from a $11.8 million or 5.1% and $14.3 million or 6.2% increase in average interest-earning assets for the six and three months ended September 30, 1999 as compared to the same periods in 1998, partially offset by a decrease in the average yield on Harbor Federal's average interest-earning assets to 7.42% and 7.42% for the six and three months ended September 30, 1999 from 7.54% and 7.50% for the six and three months ended September 30, 1998.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY


     Interest on loans for the six months ended September 30, 1999 increased $234,000 or 4.0% as compared to the same period in 1998. Interest on loans for the three months ended September
30, 1999 increased $214,000 or 7.3% as compared to the same period in 1998. The increases were due primarily to increases in average loans receivable of $8.3 million or 5.5% and $10.1 million or 6.7% for the six and three months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increases in average loans receivable were due primarily to increased loan production over normal repayments.

     Interest on mortgage-backed securities for the six and three months ended September 30,1999 decreased by $283,000 or 41.6% and $156,000 or 48.5% respectively, as compared to the same periods in 1998. The decreases were the result of decreases in the average mortgage-backed securities of $6.6 million or 34.1% and $6.3 million or 34.3% for the six and three months ended September 30, 1999, respectively, as compared to the same periods in 1998. The decreases in average mortgage-backed securities were due primarily to repayments on these loans and no new purchases of mortgage-backed securities during the periods.

     Interest on investment securities for the six and three months ended September 30, 1999 increased by $455,000 or 24.5% and $215,000 or 22.8%, respectively, as compared to the same periods in 1998. The increases were due primarily to increases in the average investment securities of $11.4 million or 22.3% and $11.3 million or 22.1% for the six and three months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increases in average investment securities were due primarily to purchases of investment securities funded by increased borrowings in the latter half of the fiscal year ended March 31, 1999.

     Interest Expense. Total interest expense for the six and three months ended September 30, 1999 increased by $16,000 or 0.3% and $24,000 or 0.9%. The increases were primarily attributable to increases in the weighted average balance of deposits and borrowings for the six and three months ended September 30 1999 of $15.6 million or 7.8% and $18.8 million or 9.4%, respectively, over the same periods in 1998, offset by a decrease in the weighted average cost of Harbor Federal's deposits and borrowings to 4.87% and 4.86%, respectively, for the six and three months ended September 30,1999 from 5.24% and 5.27%, respectively, for the same periods in 1998.

     Net Interest Income. Net interest income for the six and three months ended September 30, 1999 increased by $281,000 or 8.3% and $194,000 or 11.7% to $3.7 million and $1.8 million from $3.4 million and $1.7 million for the same periods in 1998 due to the above-mentioned changes.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current economic conditions, status of nonperforming loans and regulatory reviews conducted in the regulatory examination process. There were provisions of $15,000 and zero for loan losses during the six and three months ended September 30, 1999 as compared to $40,000 and $30,000 during the same periods in 1998. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at September 30, 1999.

     Noninterest Income. Noninterest income for the six and three months ended September 30, 1999 decreased by $52,000 or 16.1% and $92,000 or 47.3% to $268,000 and $103,000 from
$320,000 and $195,000 for the same periods in 1998. The decrease in noninterest income was due primarily to a decrease in loan originations fees earned by Bank Street Mortgage Company, partially offset by insurance commissions earned by Harbor Service Corporation which began selling annuities in November 1998.

     Noninterest Expense. Noninterest expense for the six and three months ended September 30, 1999 increased by $178,000 or 8.7% and $100,000 or 9.8% to $2.2 million and $1.1 million from $2.0 million and $1.0 million for the same period in 1998. The increase in noninterest expense resulted primarily from increases of $46,000 and $40,000, respectively, in compensation and benefits expense and $61,000 and $34,000, respectively, in computer data expense for the six and three months ended September 30, 1999 as compared to the same periods in 1998. The increases in compensation and benefits expense are due primarily to employee severance costs and the increases in computer data expense are due primarily to implementation of electronic banking services.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 18.4% and 18.1% for the six and three months ended September 30, 1999. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other investments, and funds provided from operations and borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

     During the six months ended September 30, 1999, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $19.8 million.

     The Company had $3.3 million in outstanding loan commitments at September 30, 1999. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

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

     Costs associated with the Year 2000 primarily relate to upgrading software and replacing hardware. The Company is incurring these costs in the normal course of business as software and hardware are ordinarily upgraded to keep pace with technological advances. Costs associated with the Year 2000 efforts have totaled $27,600 to date. No significant additional spending is anticipated.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On the effective date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. SFAS No. 133 does not apply retroactively. While the Company has not completed its analysis of SFAS No. 133 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial condition or results of operations of the Company.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
                   -----------------
                   From time to time Harbor Federal is a party to various legal proceedings incident to its business. At September 30, 1999, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries were a party, or to which any of their property was subject, which were expected by management to result in a material loss.

          Item 2.  Changes in Securities and Use of Proceeds
                   -----------------------------------------
                   None

          Item 3.  Defaults Upon Senior Securities
                   -------------------------------
                   None

          Item 4.  Submission of Matters to a Vote of Security
                   -------------------------------------------
                   Holders
                   -------
                   On July 14, 1999, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to serve for three year terms:

                          Votes
                          -------------------                  Broker
                          For        Withheld   Abstentions   Non-Votes
                          -----      --------   -----------   ----------
J. Kemp Roche             1,546,165   36,218            --         --
Gideon N. Stieff, Jr.     1,546,529   35,854            --         --

                   At the meeting, the Harbor Federal Bancorp,
                   Inc. 1999 Stock Incentive Plan was approved by the stockholders as follows:

                  Votes                               Broker
                  For       Against    Abstentions    Non-Votes
                  -----     -------    -----------    ---------
                  940,794   106,590      11,675        523,324

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


                               HARBOR FEDERAL BANCORP, INC.


Date:  November 2, 1999        /s/ Robert A. Williams
                               _____________________________
                               Robert A. Williams
                               President
                               (Duly Authorized Representative)



Date:  November 2, 1999        /s/ Norbert J. Luken
                               ______________________________
                               Norbert J. Luken
                               Treasurer
                               (Principal Financial Officer)