Form 10QSB
period 1999-12-31
HARBOR FEDERAL BANCORP INC
filed 2000-02-02
CIK 919553

                          FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



MARK ONE

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

     As of December 31, 1999, 1,664,515 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

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

         Consolidated Statements of Financial Condition at
           December 31, 1999 (Unaudited) and March 31, 1999

         Consolidated Statements of Income and Comprehensive
           Income (Loss) for the nine and three months ended
           December 31, 1999 and 1998 -- (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 1998 --
           (Unaudited)

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

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security
              Holders
              -------------------------------------------

     Item 5.  Other Information
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

             PART I.    FINANCIAL INFORMATION

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

         Consolidated Statements of Financial Condition


                                                              December 31,    March 31,
      Assets                                                     1999           1999
      ------                                                  ------------    --------
                                                             (Unaudited)
Cash:
      On hand and due from banks                             $  1,431,107      1,501,358
      Interest-bearing deposits                                   251,372        114,259
Federal funds sold                                              2,773,496      2,545,437
Investment securities, fair value of $58,749,262
      and $59,963,291, respectively                            58,749,262     59,963,291
Mortgage-backed securities, fair value of
      $11,072,536 and $14,280,938, respectively                11,108,258     14,172,392
Loans receivable, net                                         171,718,044    153,918,968
Investment in real estate, net                                         --        446,899
Investment in Federal Home Loan Bank stock, at cost             1,725,000      1,433,500
Investment in and advances to affiliated corporation                   --      2,525,000
Property and equipment, net                                     1,699,619      1,760,516
Prepaid expenses and other assets                               3,269,985        916,015
                                                             ------------   ------------
            Total assets                                     $252,636,143    239,297,635
                                                             ============   ============
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
      Savings accounts                                       $179,592,015    181,485,848
      Borrowed funds                                           45,660,000     27,555,000
      Advance payments by borrowers for taxes,
            insurance and ground rents                          1,253,951      1,841,672
      Accrued expenses and other liabilities                    1,376,098      1,612,963
                                                             ------------   ------------
            Total liabilities                                 227,882,064    212,495,483
                                                             ------------   ------------

Stockholders' Equity:
      Preferred stock $0.01 par value; authorized
       5,000,000 shares; none issued                                   --             --
      Common stock $0.01 par value; authorized
       20,000,000 shares; 1,664,515 and 1,676,515 shares
       issued and outstanding                                      16,645         16,765
      Additional paid-in capital                               13,197,139     13,071,570
      Unearned ESOP shares                                       (407,118)      (662,056)
      Retained income, substantially restricted                15,248,063     14,422,503
      Accumulated other comprehensive income                   (3,300,650)       (46,630)
                                                             ------------   ------------
            Total stockholders' equity                         24,754,079     26,802,152
                                                             ------------   ------------
            Total liabilities and stockholders' equity       $252,636,143    239,297,635
                                                             ============   ============

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (Loss)
                          (Unaudited)

                                                        Nine Months Ended          Three Months Ended
                                                            December 31,              December 31,
                                                        ------------------         ------------------
                                                         1999        1998           1999        1998
                                                        ------      ------         ------      ------
Interest income:
   Loans receivable                                    $ 9,376,046    8,956,611      3,227,025   3,042,025
   Mortgage-backed securities                              589,741      970,593        193,111     291,397
   Investment securities                                 3,584,818    2,725,768      1,271,001     866,712
   Interest-earning deposits and other short-term
     investments                                            87,961      243,689         34,866      80,617
                                                       -----------  -----------     ----------   ---------
       Total interest income                            13,638,566   12,896,661      4,726,003   4,280,751
                                                       -----------  -----------     ----------   ---------
Interest expense:
   Savings accounts:
     Certificates                                        5,276,454    5,396,096      1,750,173   1,776,509
     NOW and money market deposit accounts                 694,447      698,456        224,630     232,328
     Passbook and statement savings                        742,783      731,157        246,223     241,798
                                                       -----------  -----------     ----------   ---------
                                                         6,713,684    6,825,709      2,221,026   2,250,635
   Borrowed funds:
     Federal Home Loan Bank advances                       722,347      385,764        459,843     129,056
     Securities sold under agreements to repurchase        721,497      590,610        231,025     192,873
                                                       -----------  -----------     ----------   ---------
                                                         1,443,844      976,374        690,868     321,929
       Total interest expense                            8,157,528    7,802,083      2,911,894   2,572,564
                                                       -----------  -----------     ----------   ---------
       Net interest income                               5,481,038    5,094,578      1,814,109   1,708,187
Provision for losses on loans                               40,000       60,000         25,000      20,000
                                                       -----------  -----------     ----------   ---------
       Net interest income after provision for
         losses on loans                                 5,441,038    5,034,578      1,789,109   1,688,187
                                                       -----------  -----------     ----------   ---------
Noninterest income:
   Loan fees and service charges                           187,403      350,570         42,247     118,040
   Other                                                   170,548      139,840         47,385      52,522
                                                       -----------  -----------     ----------   ---------
       Total noninterest income                            357,951      490,410         89,632     170,562
                                                       -----------  -----------     ----------   ---------
Noninterest expense:
   Compensation and benefits                             2,044,209    2,111,884        647,142     760,916
   Occupancy and equipment                                 284,461      293,842         93,465      87,824
   SAIF deposit insurance premiums                          64,281       67,209         22,092      21,846
   Advertising                                             134,961      105,694         44,897      32,498
   Other                                                   745,689      588,124        244,242     219,896
                                                       -----------  -----------     ----------   ---------
       Total noninterest expense                         3,273,601    3,166,753      1,051,838   1,122,980
                                                       -----------  -----------     ----------   ---------

       Income before income taxes                        2,525,388    2,358,235        826,903     735,769
Income taxes                                             1,048,457      961,050        346,257     312,900
                                                       -----------  -----------     ----------   ---------
                 Net income                              1,476,931    1,397,185        480,646     422,869
Other comprehensive income (loss), net of tax:
   Unrealized holding gain (loss) on securities
   available for sale                                   (3,254,020)     169,156     (1,305,339)   (163,420)
                                                       -----------  -----------     ----------   ---------

                 Comprehensive income (loss)           $(1,777,089) $ 1,566,341       (824,693)    259,449
                                                       ===========  ===========     ==========   =========
Net income per share of common stock:
   Basic                                               $       .91          .80            .30         .25
                                                       ===========  ===========     ==========   =========
   Diluted                                             $       .89          .77            .29         .24
                                                       ===========  ===========     ==========   =========

See accompanying notes to consolidated financial statements.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                              Nine Months Ended
                                                                 December 31,
                                                           -----------------------
                                                              1999          1998
                                                              ----          ----
Cash flows from operating activities:
    Net income                                              $1,476,931    1,397,185
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation                                        60,897       71,273
            Provision for losses on loans                       40,000       60,000
            Amortization of premium on savings deposits        286,038      286,038
            Noncash compensation under stock-based
              benefit plans                                    357,487      504,689
            Loans originated for sale, net of repayments       505,187     (988,897)
            Sale of loans originated for sale                       --    1,016,685
            Amortization of loan fees, premiums and
              discounts, net                                   (40,722)    (109,442)
            Increase in prepaid expenses and other assets     (306,720)     (51,732)
            Decrease in accrued expenses and other
              liabilities                                     (187,022)     (87,307)
            Decrease in federal and state income
              taxes payable                                         --     (355,981)
            Increase in accrued interest receivable           (604,783)    (160,791)
            Increase (decrease) in accrued interest
              payable                                           61,157      (85,866)
            Loss on sale of investments in real estate          14,600           --
                                                          ------------  -----------
                 Net cash provided by operating
                  activities                                 1,663,050    1,495,854
                                                          ------------  -----------

Cash flows from investing activities:
    Maturities of investment securities available for sale          --   24,000,000
    Maturities of investment securities held to maturity     1,000,000   13,000,000
    Purchase of investment securities available for sale    (4,184,845) (30,063,388)
    Principal repayments of mortgage-backed securities
     held to maturity                                          529,822    1,799,761
    Principal repayments of mortgage-backed securities
     available for sale                                      2,227,599    3,631,974
    Proceeds from sale of investments in real estate           532,417       76,386
    Loan principal disbursements, net of repayments        (15,473,775)  (6,899,435)
    Loan purchases                                          (2,830,783)    (341,300)
    Purchase of Federal Home Loan Bank stock, net             (291,500)          --
    Purchases of property and equipment                             --      (19,426)
    Decrease in investment in and advances to
     affiliated corporation, net                             2,525,000      325,000
                                                          ------------  -----------
                 Net cash provided by (used in)
                   investing activities                    (15,966,066)   5,509,572
                                                          ------------  -----------

                                                                        (Continued)

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)



                                                              Nine Months Ended
                                                                 December 31,
                                                           -----------------------
                                                              1999          1998
                                                              ----          ----
Cash flows from financing activities:
    Net increase (decrease) in savings deposits          (2,179,871)      4,016,153
    Net increase (decrease) in borrowed funds            18,105,000      (6,456,250)
    Decrease in advance payments by borrowers
        for taxes, insurance and ground rents              (587,721)       (687,591)
    Purchases of common stock                              (173,188)     (1,225,699)
    Purchases of common stock for Stock Option Trust       (111,920)       (642,325)
    Dividends paid                                         (651,371)       (695,888)
    Exercise of stock options by Stock Option Trust         197,008          81,813
                                                        -----------     -----------
                Net cash provided by (used in)
                  financing activities                   14,455,937      (5,609,787)
                                                        -----------     -----------
Net increase in cash and cash equivalents                   294,921       1,395,639

Cash and cash equivalents at beginning of period          4,161,054       3,239,405
                                                        -----------     -----------
Cash and cash equivalents at end of period              $ 4,455,975       4,635,044
                                                        ===========     ===========

Supplemental information   noncash investing
activities:
     Unrealized holding gain (loss) on
       securities  available for sale, net of
       income tax effect                                $(3,254,020)        169,156
                                                        ===========     ===========
     Transfer of loans receivable to investments in
       real estate                                      $   100,117              --
                                                        ===========     ===========

See accompanying notes to consolidated financial statements.

            HARBOR FEDERAL BANCORP, INC.
                   AND SUBSIDIARY

     Notes to Consolidated Financial Statements
                     (Unaudited)



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

Note 2 -- Basis of Presentation.  The accompanying unaudited
          ---------------------
consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal, recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the nine and three months ended December 31, 1999 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The results of operations for the nine and three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

Note 3 -- Principles of Consolidation.  The accompanying
          ---------------------------
unaudited consolidated financial statements include the accounts of the Company and Harbor Federal, and its wholly owned subsidiaries, Harbor Service Corporation and Bank Street
Mortgage Company. All significant intercompany items have been eliminated.

Note 4 -- Retained Income.  Harbor Federal is required to
          ---------------
maintain certain levels of regulatory capital. At December 31, 1999, Harbor Federal was in compliance with all regulatory capital requirements.

Note 5 -- Earnings per Common Share.  Information related to the
          -------------------------
calculation of net income per share of common stock is summarized as follows for the nine and three months ended
December 31, 1999 and December 31, 1998:

                                                  Nine Months Ended
                                                  -----------------
                                        December 31, 1999      December 31, 1998
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                             $1,476,931  1,476,931  1,397,185   1,397,185
Dividend on unvested common stock
  awards                                   (6,135)    (4,773)   (11,892)     (8,034)
                                       ----------  ---------  ---------   ---------
Adjusted net income used in EPS
  calculations                         $1,470,796  1,472,140  1,385,293   1,389,151
                                       ==========  =========  =========   =========

Weighted average shares outstanding     1,612,044  1,612,044  1,739,784   1,739,784
Dilutive securities:
     Options                                  ---     33,659        ---      56,679
     Unvested common stock awards             ---      3,444        ---      10,205
                                       ----------  ---------  ---------   ---------
Adjusted weighted-average shares
  used in EPS computation               1,612,044  1,649,147  1,739,784   1,806,668
                                       ==========  =========  =========   =========

                    HARBOR FEDERAL BANCORP, INC.
                           AND SUBSIDIARY


                                                  Three Months Ended
                                                  ------------------
                                        December 31, 1999      December 31, 1998
                                       --------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                       ---------  ---------   ---------   ---------
Net income                             $  480,646    480,646    422,869     422,869
Dividend on unvested common stock
  awards                                   (2,045)    (1,644)    (4,090)     (2,764)
                                       ----------  ---------  ---------   ---------
Adjusted net income used in EPS
  calculations                         $  478,061    478,990    418,779     420,105
                                       ==========  =========  =========   =========
Weighted average shares outstanding     1,605,305  1,605,305  1,702,539   1,702,539
Dilutive securities:
     Options                                   --     29,254         --      56,640
     Unvested common stock awards              --      2,994         --      10,198
                                       ----------  ---------  ---------   ---------
Adjusted weighted-average shares used
  in EPS computation                    1,605,305  1,637,553  1,702,539   1,769,377
                                       ==========  =========  =========   =========


Note 6   Investment Securities.  Investment securities available
         ---------------------
for sale included in investment securities have a carrying value and fair market value of $57,603,287 at December 31, 1999 and $59,458,780 at March 31, 1999 and related accrued interest of $1,145,975 at December 31, 1999 and $504,511 at March 31, 1999.

Note 7   Mortgage-Backed Securities.  Mortgage-backed securities
         --------------------------
available for sale included in mortgage-backed securities have a carrying value and fair market value of $9,243,688 at December 31, 1999 and $11,846,898 at March 31, 1999 and related accrued interest of $67,891 at December 31, 1999 and $84,484 at March 31, 1999.

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations



     The following discussion analyzes the financial condition of the Company at December 31, 1999 and the results of operations of the Company for the nine and three months ended December 31, 1999 and 1998.

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for the future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION
-------------------

     Harbor Federal's total assets increased by $13.3 million or 5.6% to $252.6 million at December 31, 1999 from $239.3 million at March 31, 1999. Investment in and advances to affiliated corporation decreased due to Harbor Federal selling its interest in Bankers Affiliate, Inc. for the par value of the capital stock which totaled $25,000. At that time, the $2.5 million of advances were also repaid by Bankers Affiliate, Inc. Prepaid expenses and other asets increased by $2.4 million or 257% to $3.3 million at December 31, 1999 from $916,000 at March 31, 1999. This increase was primarily due to a deferred tax asset related to an unrealized loss on Harbor Federal's investment portfolio held for sale. The unrealized loss, net of tax effect, was recorded as accumulated other comprehensive loss at December 31, 1999. Borrowed funds increased by $18.1 million or 65.7% to $45.7 million at December 31, 1999 from $27.6 million at March 31, 1999, primarily to fund the increase in assets. The increase in borrowed funds was due to an increase in Federal Home Loan Bank advances of $24.5 million to $34.5 million, partially offset by a reduction in repurchase agreements of approximately $6.4 million to $11.2 million.

     Loans receivable increased by $17.8 million or 11.6% to $171.7 million at December 31, 1999 from $153.9 million at March 31, 1999. The loan characteristics of the new originations were consistent with the portfolio. This increase was due in part to a greater demand for loans during this period. The increase was funded by borrowed funds mentioned above.

RESULTS OF OPERATIONS
---------------------

     The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting primarily of savings accounts and borrowed funds. Net income for the nine and three months ended December 31, 1999 increased $80,000 and $58,000 respectively.

     Interest Income. Total interest income for the nine months ended December 31, 1999 increased by $742,000 or 5.8% to $13.6 million from $12.9 million for the same period in 1998. Total interest income for the three months ended December 31, 1999 increased by $445,000 or 10.4% to $4.7 million from $4.3 million for the same period in 1998. The increases in interest income resulted primarily from $16.0 million or 7.0% and $27.8 million or 12.3% increases in average interest-earning assets for the nine and three months ended December 31, 1999 as compared to the same periods in 1998. The yields on Harbor Federal's average interest-earning assets were

                    HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



7.46% and 7.43% for the nine and three months ended December 31, 1999 as compared to 7.55% each for the same periods ended
December 31, 1998.

     Interest on loans for the nine months ended December 31, 1999 increased $419,000 or 4.7% as compared to the same period in 1998. Interest on loans for the three months ended December 31, 1999 increased $185,000 or 6.1% as compared to the same period in 1998. The increases were due primarily to increases in average loans receivable of $10.3 million or 6.8% and $14.7 million or 9.5% for the nine and three months ended December 31, 1999, respectively, as compared to the same periods in 1998. The increases in average loans receivable were due primarily to increased loan production over normal repayments.

     Interest on mortgage-backed securities for the nine and three months ended December 31,1999 decreased by $381,000 or 39.2% and $98,000 or 33.7%, respectively, as compared to the same periods in 1998. The decreases were the result of decreases in the average mortgage-backed securities of $6.1 million or 33.2% and $5.2 million or 31.4% for the nine and three months ended December 31, 1999, respectively, as compared to the same periods in 1998. The decreases in average mortgage-backed securities were due to normal repayments on these securities.

     Interest on investment securities for the nine and three months ended December 31, 1999 increased by $859,000 or 31.5% and $404,000 or 46.6%, respectively, as compared to the same periods in 1998. The increases were due primarily to increases in the average investment securities of $11.5 million or 22.9% and $11.5 million or 23.5% for the nine and three months ended December 31, 1999, respectively, as compared to the same periods in 1998. The increases in average investment securities were due primarily to an increase in purchases of investment securities in the latter half of the fiscal year ended March 31, 1999. The average yields on investment securities for the nine and three months ended December 31, 1999 increased by .51% and 1.32%, respectively, to 7.73% and 8.39% from 7.22% and 7.07% for the same periods in 1998.

     Interest Expense. Total interest expense for the nine and three months ended December 31, 1999 increased by $355,000 or 4.6% and $339,000 or 13.2% to $8.2 million and $2.9 million from $7.8 million and $2.6 million for the same periods in 1998. The increases were primarily attributable to increases in the weighted-average balance of deposits and borrowings for the nine and three months ended December 31, 1999 of $20.2 million or 10.1% and $33.4 million or 16.8%, respectively, over the same periods in 1998. The weighted-average cost of Harbor Federal's deposits and borrowings decreased to 4.95% for the nine months ended December 31,1999 from 5.21%, for the same period in 1998. In addition, the weighted-average cost of deposits and borrowings decreased to 5.00% for the three months ended December 31, 1999 from 5.16% for the same period in 1998. These reductions were primarily due to rate reductions on various deposit lines and long term borrowings from the Federal Home Loan Bank.

     Net Interest Income. Net interest income for the nine and three months ended December 31, 1999 increased by $386,000 or 7.6% and $106,000 or 6.2% to $5.5 million and $1.8 million from $5.1 million and $1.7 million for the same periods in 1998 due to the above-mentioned changes.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current economic conditions, status of nonperforming loans and regulatory reviews conducted in the regulatory examination process and other relevant factors. There were provisions of $40,000 and $25,000 for loan losses during the nine and three months ended December 31, 1999 as compared to $60,000 and $20,000 during the same periods in 1998. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at December 31, 1999.

     Noninterest Income. Noninterest income for the nine and three months ended December 31, 1999 decreased by $132,000 or 27.0% and $81,000 or 47.4% to $358,000 and $90,000 from $490,000 and $171,000 for the same periods in 1998. The decrease in noninterest income was due primarily to a decrease in loan originations fees earned by Bank Street Mortgage Company, partially offset by insurance commissions earned by Harbor Service Corporation which began selling annuities in November 1998.

     Noninterest Expense. Noninterest expense for the nine months ended December 31, 1999 increased by

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

$107,000 or 3.4% to $3.3 million from $3.2 million for the same period in 1998. Noninterest expense for the three months ended December 31, 1999 decreased by $71,000 or 6.3% to $1.1 million from $1.2 million for the same period in 1998. The increase in noninterest expense for the nine months ended December 31, 1999 was due primarily to increases in legal expenses of $39,000 and computer data expense of $75,000. The decrease in noninterest expense for the three months ended December 31, 1999 was due primarily to a decrease in compensation and benefit expense due to personnel reduction in Bank Street Mortgage Company and lower costs related to stock compensation plans, partially offset by increases in legal, advertising and computer data expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 19.3% and 21.1% for the nine and three months ended December 31, 1999. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

     During the nine months ended December 31, 1999, Harbor
Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $300,000.

     The Company had $1.7 million in outstanding loan commitments at December 31, 1999. Harbor Federal expects to fund its loan origination's through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

YEAR 2000 ISSUE
---------------

     The transition to Y2k on January 1, 2000 was accomplished without any discrepancies.

NEW ACCOUNTING STANDARDS
------------------------

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

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
                   -----------------
                   From time to time Harbor Federal is a party to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries were a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

          Item 3.  Defaults Upon Senior Securities
                   -------------------------------
                   None

          Item 4.  Submission of Matters to a Vote of Security
                   -------------------------------------------
                   Holders
                   -------
                   None

          Item 5.  Other Information
                   -----------------
                   None

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a)  List of Exhibits

                           27 Financial Data Schedule

                   (b)  Form 8-K

                           None

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HARBOR FEDERAL BANCORP, INC.


Date:  February 1, 2000        /s/ Robert A. Williams
                               _____________________________
                               Robert A. Williams
                               President
                               (Duly Authorized Representative)



Date:  February 1, 2000        /s/ Norbert J. Luken
                               _____________________________
                               Norbert J. Luken
                               Treasurer
                               (Principal Financial Officer)