Form 10QSB/A
period 1999-12-31
HARBOR FEDERAL BANCORP INC
filed 2000-02-08
CIK 919553

                           FORM 10-QSB/A
                      AMENDMENT NO. 1 **

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

** This Amendment corrects the dollar amount of mortgage-backed securities for December 31, 1999 in the Consolidated
    Statements of Financial Condition.

             PART I. FINANCIAL INFORMATION.
             ------------------------------
              Item 1. Financial Statements
              ----------------------------

                  HARBOR FEDERAL BANCORP, INC.
                         AND SUBSIDIARY

         Consolidated Statements of Financial Condition


                                                              December 31,    March 31,
      Assets                                                     1999           1999
      ------                                                  ------------    --------
                                                             (Unaudited)
Cash:
      On hand and due from banks                             $  1,431,107      1,501,358
      Interest-bearing deposits                                   251,372        114,259
Federal funds sold                                              2,773,496      2,545,437
Investment securities, fair value of $58,749,262
      and $59,963,291, respectively                            58,749,262     59,963,291
Mortgage-backed securities, fair value of
      $11,072,536 and $14,280,938, respectively                11,018,258     14,172,392
Loans receivable, net                                         171,718,044    153,918,968
Investment in real estate, net                                         --        446,899
Investment in Federal Home Loan Bank stock, at cost             1,725,000      1,433,500
Investment in and advances to affiliated corporation                   --      2,525,000
Property and equipment, net                                     1,699,619      1,760,516
Prepaid expenses and other assets                               3,269,985        916,015
                                                             ------------   ------------
            Total assets                                     $252,636,143    239,297,635
                                                             ============   ============
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
      Savings accounts                                       $179,592,015    181,485,848
      Borrowed funds                                           45,660,000     27,555,000
      Advance payments by borrowers for taxes,
            insurance and ground rents                          1,253,951      1,841,672
      Accrued expenses and other liabilities                    1,376,098      1,612,963
                                                             ------------   ------------
            Total liabilities                                 227,882,064    212,495,483
                                                             ------------   ------------

Stockholders' Equity:
      Preferred stock $0.01 par value; authorized
       5,000,000 shares; none issued                                   --             --
      Common stock $0.01 par value; authorized
       20,000,000 shares; 1,664,515 and 1,676,515 shares
       issued and outstanding                                      16,645         16,765
      Additional paid-in capital                               13,197,139     13,071,570
      Unearned ESOP shares                                       (407,118)      (662,056)
      Retained income, substantially restricted                15,248,063     14,422,503
      Accumulated other comprehensive income                   (3,300,650)       (46,630)
                                                             ------------   ------------
            Total stockholders' equity                         24,754,079     26,802,152
                                                             ------------   ------------
            Total liabilities and stockholders' equity       $252,636,143    239,297,635
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


                               HARBOR FEDERAL BANCORP, INC.


Date:  February 8, 2000       /s/ Robert A. Williams
                               _____________________________
                               Robert A. Williams
                               President
                               (Duly Authorized Representative)