Form 10KSB40
period 2000-03-31
HARBOR FEDERAL BANCORP INC
filed 2000-06-16
CIK 919553

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                ________________________

                      FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000
                          OR
[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

            Commission File Number: 0-24194

             HARBOR FEDERAL BANCORP, INC.
-----------------------------------------------------------
(Name of Small Business Issuer as Specified in Its Charter)

       Maryland                                52-1860591
-------------------------------           -------------------
(State or Other Jurisdiction of            (I.R.S. Employer
Incorporation or Organization)            Identification No.)

  705 York Road, Baltimore, Maryland                 21204
----------------------------------------          ----------
(Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number, Including Area Code: (410) 321-7041
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange
Act:

        Common Stock, par value $.01 per share
        --------------------------------------
                   (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ----    ----
       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year:
$18,801,009.

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$21,482,546 (1,245,365 shares at the most recent price of which management was aware as of June 1, 2000 ($17.25 per share)).

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,664,515 shares of common stock as of June 1, 2000.

       Transitional small business disclosure format (check
one):  YES    NO  X
   ---    ---
          DOCUMENTS INCORPORATED BY REFERENCE

     None.

                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

    Harbor Federal Bancorp, Inc. Harbor Federal Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in January 1994 at the direction of the Board of Directors of the predecessor of Harbor Federal Savings Bank ("Harbor Federal" or the "Bank") for the purpose of serving as the holding company of Harbor Federal upon its conversion from mutual to stock form (the "Conversion"), which was effective August 11, 1994. Before the Conversion, the Company did not engage in any material operations. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of Harbor Federal, a portion of the net proceeds of the Conversion, investment securities and a note receivable from the Company's employee stock ownership plan ("ESOP"), and the Company's principal business has been the business of Harbor Federal.

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

    Harbor Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one- to four-family residences in Harbor Federal's market area. Harbor Federal also makes commercial and multi-family real estate loans, construction loans, commercial business loans and other loans. For additional information, see the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results included elsewhere herein.

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

PENDING MERGER

    On May 3, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Provident Bankshares Corporation ("Provident") pursuant to which the Company will merge with and into Provident (the "Merger"). As a result of the Merger, each outstanding share of Harbor common stock, par value $0.01 per share ("Harbor Common Stock"), will be converted into the right to receive 1.256 shares (the "Exchange Ratio") of common stock of Provident, par value $1.00 per share ("Provident Common Stock"). The Merger is conditioned upon, among other things, approval by holders of two-thirds of the outstanding shares of Harbor Common Stock and the receipt of certain regulatory and governmental approvals. It is currently anticipated that the Merger will close in the third quarter of 2000.

FINANCIAL MODERNIZATION LEGISLATION

    On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

    The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.
Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment.

    The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLB and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

    The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

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

                                                           At March 31,
                                       ---------------------------------------------------
                                           2000                1999             1998
                                       ---------------    ---------------   --------------
                                       Amount      %      Amount      %     Amount     %
                                       ------    -----    ------    ----    ------    ----
                                                      (Dollars in thousands)
Real estate loans:
  One- to four-family residential. . . .$128,184  70.78%   $114,994  71.20%  $118,815  77.23%
  Multi-family residential . . . . . . .   1,048    .58         900    .56        929    .60
  Commercial . . . . . . . . . . . . . .  20,003  11.05      19,784  12.25     16,392  10.66
  Construction (1) . . . . . . . . . . .  19,471  10.75      14,848   9.19      8,296   5.39
  Land . . . . . . . . . . . . . . . . .   3,032   1.68       3,293   2.04      2,934   1.91
  Loans held for sale. . . . . . . . . .   2,143   1.18       2,659   1.65      2,756   1.79

Consumer loans:
  Savings accounts . . . . . . . . . . .     328    .18         290    .18        621    .40
  Home equity loans. . . . . . . . . . .     792    .44         533    .33        456    .30
  Other. . . . . . . . . . . . . . . . .   1,252    .69         511    .31        224    .15
Commercial business (2). . . . . . . . .   3,958   2.19       2,907   1.80      1,661   1.08
Accrued interest receivable. . . . . . .     876    .48         793    .49        759    .49
                                        -------- ------    -------- ------   -------- ------
                                         181,087 100.00%    161,512 100.00%   153,843 100.00%
                                                 ======             ======            ======
Less:
  Loans in process . . . . . . . . . . .   4,951              6,225             4,438
  Discounts, deferred loan fees and
    other. . . . . . . . . . . . . . . .     986                911             1,014
  Allowance for loan losses. . . . . . .     474                457               490
                                        --------           --------          --------
     Total . . . . . . . . . . . . . . .$174,676           $153,919          $147,901
                                        ========           ========          ========

_________
(1) Consisted solely of one- to four-family residences under construction at March 31, 2000, 1999 and
    1998, respectively.
(2) Includes financing leases of $1.8 million,  $1.4 million and $850,000 at March 31, 2000, 1999 and
    1998, respectively.

    The following table sets forth information at March 31, 2000 regarding the dollar amount of loans maturing in Harbor Federal's portfolio, including scheduled repayments of
principal, based on contractual terms to maturity.   Demand
loans and overdrafts are reported as due in one year or less.

                                     Due within 1  Due 1 through   Due after 5
                                      year after   5 years after  years after
                                        March 31,     March 31,    March 31,
                                           2000         2000         2000
                                     ------------  -------------  -----------
                                                   (In thousands)
Real Estate:
  Residential mortgage (1) . . . . .  $12,841        $26,545       $ 92,781
  Construction and land. . . . . . .    6,192          1,337         14,974
  Commercial . . . . . . . . . . . .    2,625          6,303         11,075
Non-real estate (2). . . . . . . . .    1,179          1,899          2,460
Accrued interest receivable. . . . .      876             --             --
                                      -------        -------       --------
    Total. . . . . . . . . . . . . .  $23,713        $36,084       $121,290
                                      =======        =======       ========

________
(1) Includes both one- to four-family residential and multi-family residential.
(2) Includes commercial business loans, loans secured by savings accounts, home improvement loans and financing leases.

    The following table sets forth the dollar amount of all loans at March 31, 2000 due one year or more after March 31, 2000 which have predetermined interest rates and floating or adjustable interest rates.

                                                   Floating or
                                  Fixed Rate     Adjustable Rates    Total
                                  ----------     ----------------    -----
                                                 (In thousands)
Real Estate:
  Residential mortgage (1) . . . . $ 88,847         $30,479          $119,326
  Construction and land. . . . . .   11,281           5,030            16,311
  Commercial . . . . . . . . . . .   17,052             326            17,378
Non-real estate (2). . . . . . . .    4,359              --             4,359
                                   --------         -------          --------
    Total. . . . . . . . . . . . . $121,539         $35,835          $157,374
                                   ========         =======          ========

________
(1) Includes both one- to four-family residential and multi-family residential.
(2) Includes commercial business loans, loans secured by savings accounts, home improvement loans and financing leases.

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


                                         Year Ended March 31,
                                     ----------------------------
                                      2000       1999       1998
                                     -----      ------     ------
                                          (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family. . . . . . . $ 18,514   $ 17,396   $ 12,806
    Land . . . . . . . . . . . . . .    1,065      1,250      2,423
    Commercial . . . . . . . . . . .    2,136      2,536      4,350
    Construction . . . . . . . . . .   20,859     19,256     14,405
  Commercial business. . . . . . . .       --        368         --
                                     --------   --------   --------
    Total loans originated . . . . .   42,574     40,806     33,984
  Loan repayments. . . . . . . . . .  (25,598)   (35,523)   (28,253)
                                     --------   --------   --------
    Net loan originations. . . . . . $ 16,976   $  5,283   $  5,731
                                     ========   ========   ========
Loans purchased:
  Real estate loans:
    One- to four-family. . . . . . . $    644   $    160   $  1,355
    Land . . . . . . . . . . . . . .      225         --         --
    Commercial . . . . . . . . . . .    3,112        781        750
                                     --------   --------   --------
      Total loans purchased. . . . . $  3,981   $    941   $  2,105
                                     ========   ========   ========
Loans sold:
  Real estate loans:
    One- to four-family. . . . . . . $     --   $  1,017   $  4,803
                                     ========   ========   ========

    In June 1997, Harbor Federal formed a mortgage company,
Bank Street Mortgage Company to provide additional one- to four-family loan production. Due to the decline in demand for one- to four-family and construction real estate loans, the Bank decided to close the mortgage company in September 1999. For additional information regarding Harbor Federal's commercial real estate lending, see "Commercial and Multi-Family Real Estate Lending" below.

    One- to Four-Family Residential Lending. Historically, Harbor Federal's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Harbor Federal's market area. Harbor Federal also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences historically has been between $50,000 and $300,000, with Harbor Federal's loan amounts averaging less than $150,000. At March 31, 2000, $131.1 million, or 72.4%, of Harbor Federal's total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in Harbor Federal's market area. At March 31, 2000, $46.9 million, or 35.7%, of Harbor Federal's one- to four-family residential loans had adjustable interest rates, and $84.2 million, or 64.3%, had fixed rates.

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

    Harbor Federal's fixed rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale in the secondary market. Harbor Federal currently originates and holds most loans for portfolio.

    Harbor Federal offers adjustable rate, one- to four-family residential mortgage loans. These loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity (usually, one year). The rates at which interest accrues on these loans are adjustable periodically (usually, annually), generally with limitations on adjustments of 2% per adjustment period and 6% over the life of the loan. Some of Harbor Federal's adjustable rate mortgage loans have an initial term of five to seven years before the first interest rate adjustment, with annual rate adjustments thereafter.

    The retention of adjustable rate loans in Harbor Federal's portfolio helps reduce Harbor Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, adjustable rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow Harbor Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on Harbor Federal's adjustable rate loans will fully adjust to compensate for increases in Harbor Federal's cost of funds. Finally, adjustable rate loans increase Harbor Federal's exposure to decreases in prevailing market interest rates, although decreases in Harbor Federal's cost of funds tend to offset this effect.

    Construction and Land Lending. Harbor Federal offers single-family residential construction loans to qualified borrowers for construction of one- to four-family residences in Harbor Federal's market area. At March 31, 2000, one- to four-family residential construction loans constituted $19.5 million, or 10.8%, of Harbor Federal's total loans. Typically, Harbor Federal limits its construction lending to single-settlement, construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local developers to build single-family dwellings where a permanent purchase commitment has been obtained. These loans generally have adjustable interest rates and are underwritten in accordance with the same standards as Harbor Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 90%. Borrowers must satisfy all credit requirements which would apply to Harbor Federal's permanent mortgage loan financing for the subject property. While Harbor Federal's construction-permanent construction loans convert to permanent loans following construction, Harbor Federal's interim construction loans generally require repayment in full upon the completion of construction.

    Harbor Federal also offers loans for the acquisition and development of land. At March 31, 2000, land acquisition and development loans constituted $3.0 million, or 1.7%, of Harbor Federal's total loans. These loans are made on a selective basis to borrowers which management believes have the requisite experience in land development and financial strength to ensure repayment. These loans also are made in limited amounts, usually not in excess of 65% of the appraised value of the property. These loans generally provide for payments of only interest during development, and the maximum loan amount and term on these loans generally are $2,000,000 and 36 months, respectively.

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

    Commercial and Multi-Family Real Estate Lending. Harbor Federal originates limited amounts of commercial and multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. Harbor Federal's commercial and multi-family real estate loans are secured by apartments, offices, warehouses, shopping centers and other income-producing multi-family and commercial properties. At March 31, 2000, Harbor Federal had 85 of these loans, with a median loan balance of $254,000.

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

    Commercial Business Lending. Harbor Federal is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of Harbor Federal's assets. Harbor Federal offers commercial business loans on a selected basis and in limited amounts. At March 31, 2000, Harbor Federal's commercial business loans totaled $4.0 million and primarily consisted of line of credit loans to developers and nine term loans to seven leasing companies. There are twelve direct line of credit loans with local developers of up to $2.7 million in the aggregate, each secured by personal guarantee of the respective borrower. At March 31, 2000, the total outstanding balance of these loans was $2.2 million, and all of these loans were performing in accordance with their respective terms. In addition, loans to the leasing companies with an aggregate original balance of $2.3 million have an aggregate outstanding balance at March 31, 2000 of $1.8 million and were fully performing in accordance with their terms.

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

    Loan Solicitation and Processing. Harbor Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Harbor Federal's solicitation programs consist of regular calls by Harbor Federal's branch managers and loan officers to local realtors and builders and advertisements in local newspapers and radio and television broadcasts. Real estate loans are originated by Harbor Federal's salaried staff loan officers as well as Harbor Federal's branch managers who also receive only salaries. Loan applications are accepted at each of Harbor Federal's offices and then submitted to the main office for processing and approval. Loans made through brokers are underwritten by Harbor Federal prior to settlement and are funded by Harbor Federal.

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

    Harbor Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in Harbor Federal's market area. Loan origination fees are calculated as a percentage of the loan principal. Harbor Federal typically receives fees of between zero and two points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed rate and adjustable rate residential mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

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

    Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. Harbor Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At March 31, 2000, Harbor Federal had no assets classified as loss, $415,000 of assets classified as doubtful, $122,000 of assets classified as substandard and $409,000 of assets designated as special mention. Harbor Federal's total adversely classified and designated assets were $946,000, which represented 0.37% of Harbor Federal's total assets and 5.3% of Harbor Federal's core regulatory capital, at March 31, 2000. At that date, substantially all of Harbor Federal's adversely classified or designated assets were one- to four-family residences in Harbor Federal's market area, and none of such assets was in excess of $300,000.

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

    Harbor Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of Harbor Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in Harbor Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, Harbor Federal transfers the property to real estate acquired in settlement of loans at the lower of cost or estimated fair value less costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through independent appraisal at the time of foreclosure. At March 31, 2000, Harbor Federal held no properties acquired in settlement of loans for which market prices were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Harbor Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

                                         Year Ended March 31,
                                     ----------------------------
                                      2000       1999       1998
                                     -----      ------     ------
                                          (In thousands)
Balance at beginning of period . . . $ 457      $ 490      $ 380
                                     -----      -----      -----
Charge-offs:
  Real estate - mortgage . . . . . .    48        108         --
  Commercial business. . . . . . . .    --         --         --
                                     -----      -----      -----
    Total charge-offs. . . . . . . .    48        108         --
                                     -----      -----      -----
Provision for loan losses. . . . . .    65         75        110
                                     -----      -----      -----
Balance at end of period . . . . . . $ 474      $ 457      $ 490
                                     =====      =====      =====
Ratio of net charge-offs to
  average loans outstanding
  during the period. . . . . . . . .  0.03%      0.07%      0.00%
                                     =====      =====      =====

    The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           At March 31,
                             --------------------------------------------------------------------------
                                        2000                    1999                   1998
                             ------------------------   -----------------------  ----------------------
                                         Percent of                Percent of              Percent of
                                        Loans in Each            Loans in Each           Loans in Each
                                         Category to              Category to             Category to
                              Amount     Total Loans    Amount    Total Loans    Amount   Total Loans
                              ------   --------------   ------  ---------------  ------  --------------
                                                   (Dollars in thousands)
Real estate - mortgage:
  Residential. . . . . . . .   $257       72.52%         $290        71.76%      $ 265       77.83%
  Construction . . . . . . .     50       10.75            --         9.51          50        5.72
  Commercial . . . . . . . .    150       11.05           150        11.93         175       10.33
Commercial business. . . . .     17        2.19            17          .88          --        1.08
                               ----                      ----                    -----
Total allowance for loan
  losses . . . . . . . . . .   $474                      $457                    $ 490
                               ====                      ====                    =====

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

    The following table sets forth information with respect to Harbor Federal's non-performing assets at the dates indicated. At these dates, Harbor Federal did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                            At March 31,
                                     --------------------------
                                      2000      1999     1998
                                     ------    ------   ------
                                          (In thousands)
Loans accounted for on a non-accrual
  basis:
  Real Estate:
    Residential. . . . . . . . . . . $ 559      $ 986    $ 975
                                     =====      =====    =====
  Percentage of non-performing loans
    to total loans . . . . . . . . .  0.32%      0.64%    0.66%
                                     =====      =====    =====
  Other non-performing assets (1). . $  74      $ 447    $  --
                                     =====      =====    =====
  Percentage of non-performing
    assets to total assets. . . . .   0.22%      0.41%    0.42%
                                     =====      =====    =====

____________
(1) Other non-performing assets represents property acquired by Harbor Federal through foreclosure of repossession. The property is carried at the lower of its fair market value less costs to sell or the principal balance of the related loan.

    During the year ended March 31, 2000, gross interest income of $41,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year amounted to $29,000. At March 31, 2000, management had identified approximately $387,000 of loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, and all of such loans were classified as substandard, doubtful or loss or designated as special mention. This group comprised six loans, all of which had balances below $150,000, and substantially all of which were secured by one- to four-family residences. Management does not expect Harbor Federal to experience any material loss on these loans in the future.

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

                                            At March 31,
                                     --------------------------
                                      2000      1999     1998
                                     ------    ------   ------
                                          (In thousands)
     FHLMC . . . . . . . . . . . .  $ 1,537    $ 2,215   $ 3,949
     GNMA. . . . . . . . . . . . .    8,213     10,757    15,310
     FNMA. . . . . . . . . . . . .      807      1,097     1,747
                                    -------    -------   -------
         Total . . . . . . . . . .  $10,557    $14,069   $21,006
                                    =======    =======   =======

     The following table sets forth information regarding the scheduled maturities, amortized cost, market value and weighted average yields for Harbor Federal's mortgage-backed securities at March 31, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                          One to Five Years     More Than Five Years         Total Portfolio
                       ---------------------    --------------------   ---------------------------
                       Carrying      Average    Carrying     Average   Carrying   Fair     Average
                         Value        Yield      Value       Yield      Value     Value     Yield
                       --------      -------    --------    ---------  --------   ----     -------
  FHLMC. . . . . . . .  $   3        10.00%     $ 1,534       7.37%     $1,537   $ 1,544     7.38%
  GNMA . . . . . . . .     --           --        8,213       7.51       8,213     8,235     7.51
  FNMA . . . . . . . .    330         6.16          477       9.18         807       820     7.94
                        -----                   -------                -------   -------
      Total. . . . . .  $ 333                   $10,244                $10,557   $10,599
                        =====                   =======                =======   =======

    For additional information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

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

    Since February 1996, Harbor Federal has placed all purchased U.S. government or agency obligations in the "available for sale" category to remain more flexible for investment purposes. These securities and the investment in FHLMC preferred stock at March 31, 2000 had an aggregate carrying value of $57.6 million.

    The following table sets forth information regarding
Harbor Federal's investment securities and other investments at the dates indicated.

                                            At March 31,
                                     --------------------------
                                      2000      1999     1998
                                     ------    ------   ------
                                          (In thousands)
Investment securities:
  U.S. government and agency
   obligations . . . . . . . . . . .$48,901    $50,372   $50,821
  Trust preferred securities . . . .  8,403      8,640        --
  FHLMC preferred stock. . . . . . .    345        447       370
                                    -------    -------   -------
    Total investment securities. . . 57,649     59,459    51,191
Federal funds sold . . . . . . . . .    699      2,545       313
Interest-earning deposits. . . . . .     84        114       174
FHLB stock . . . . . . . . . . . .    2,200      1,434     1,434
                                    -------    -------   -------
    Total. . . . . . . . . . . . .  $60,632    $63,552   $53,112
                                    =======    =======   =======

      The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for Harbor Federal's investment securities and certain other investments at March 31, 2000.

                                  One Year or Less      One to Five Years        Five to Ten Years
                                -------------------   --------------------    ----------------------
                                Carrying   Average     Carrying    Average     Carrying    Average
                                  Value     Yield       Value       Yield       Value       Yield
                                 --------  -------    ---------   --------    ---------   ---------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . . . $   --       -- %     $   --        -- %        $2,842    6.68%
  Trust preferred securities . .    488     6.77           --        --              --      --
  FHLMC preferred stock. . . . .    345     1.54           --        --              --      --
                                 ------                ------                    ------
    Total investment securities.    833                    --                     2,842
Federal funds sold . . . . . . .    699     6.25           --        --              --      --
Interest-earning deposits. . . .     84     6.29           --        --              --      --
FHLB stock . . . . . . . . . . .  2,200     7.75           --        --              --      --
                                 ------                ------                    ------
    Total. . . . . . . . . .     $3,816                $   --                    $2,842
                                 ======                ======                    ======


                                More than Ten Years    Total Investment Portfolio
                                -------------------   ---------------------------
                                Carrying   Average     Carrying    Market   Average
                                  Value     Yield       Value      Value     Yield
                                 --------  -------    ---------   --------  -------
                                                   (Dollars in thousands)
Investment securities:
  U.S. government and
    agency obligations . . . . . $46,059    6.79%      $48,901     $48,901      6.78%
  Trust preferred securities . .   7,915    8.84         8,403       8,403      8.74
  FHLMC preferred stock. . . . .      --      --           345         345      1.54
                                 -------               -------     -------
    Total investment securities.  53,974                57,649      57,649
Federal funds sold . . . . . . .      --      --           699         699      6.25
Interest-earning deposits. . . .      --      --            84          84      6.29
FHLB stock . . . . . . . . . . .      --      --         2,200       2,200      7.75
                                 -------               -------     -------
    Total. . . . . . . . . .     $53,974               $60,632     $60,632
                                 =======               =======     =======

      For additional information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements included elsewhere herein. At March 31, 2000, all investment securities include provisions which allow the issuers to call them under certain terms and conditions at par value.

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

    Deposits in Harbor Federal as of March 31, 2000 were represented by the various programs described below.


Weighted Average   Minimum                         Minimum       Balance      Percentage of
Interest Rate (1)   Term     Category               Amount    (In thousands)  Total Savings
----------------   -------   --------              --------   -------------   --------------
1.00%               None      NOW accounts          $   300    $ 7,342           4.06%
3.05                None      Passbook accounts         100     30,441          16.83
 --                 None      Commercial checking       750      2,324           1.28
3.04                None      Christmas club             10        313            .17

                   Money Market
                   ------------
3.25               None       Money market passbook   2,500      8,155           4.51
3.29               None       Money market checking   2,500      2,822           1.56
3.80               None       Money market plus
                                passbook             10,000     11,077           6.12
3.25               None       IRA money market
                                passbook                100        426            .24

                   Certificates of Deposit
                   -----------------------

3.20                3 month   Fixed-Term, Fixed rate  1,000         47            .03
5.32                6 month   Fixed-Term, Fixed rate  1,000      5,542           3.06
5.32                6 month   Fixed-Term, Fixed rate 10,000      3,250           1.80
5.30                9 month   Fixed-Term, Fixed rate  1,000      3,428           1.90
5.67               12 month   Fixed-Term, Fixed rate  1,000     22,956          12.69
5.55               12 month   Fixed-Term, Fixed rate 10,000     11,835           6.54
5.42               18 month   Fixed-Term, Fixed rate  1,000      6,516           3.60
5.66               24 month   Fixed-Term, Fixed rate  1,000     20,211          11.17
6.26               30 month   Fixed-Term, Fixed rate  1,000        100            .06
6.06               36 month   Fixed-Term, Fixed rate  1,000     17,824           9.85
5.67               48 month   Fixed-Term, Fixed rate  1,000     11,145           6.16
6.26               60 month   Fixed-Term, Fixed rate  1,000     15,143           8.37
                                                              --------         ------
                                                              $180,897         100.00%
                                                              ========         ======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Harbor
Federal between the dates indicated.

                                  Balance at
                                   March 31,     %      Increase
                                     2000     Deposits  (Decrease)
                                   ---------  --------  ---------
                                       (Dollars in thousands)
Certificates . . . . . . . . . .   $117,997    65.23%   $(4,359)
Money market . . . . . . . . . .     22,480    12.43       (642)
Passbook . . . . . . . . . . . .     30,441    16.83      1,176
NOW. . . . . . . . . . . . . . .      7,342     4.06        685
Christmas Club . . . . . . . . .        313      .17        (17)
Commercial checking. . . . . . .      2,324     1.28        693
                                   --------   ------    -------
    Total. . . . . . . . . . . .   $180,897   100.00%   $(2,464)
                                   ========   ======    =======


                         Balance at                        Balance at
                          March 31,     %      Increase     March 31,      %
                            1999    Deposits   (Decrease)      1998      Deposits
                         ---------  --------   ---------   ----------   --------
                                       (Dollars in thousands)
Certificates . . . . . . $122,356    66.73%     $ 7,732     $114,624      65.44%
Money market . . . . . .   23,122    12.61         (253)      23,375      13.35
Passbook . . . . . . . .   29,265    15.96         (391)      29,656      16.93
NOW. . . . . . . . . . .    6,657     3.63          953        5,704       3.26
Christmas Club . . . . .      330      .18           (7)         337        .19
Commercial checking. . .    1,631      .89          168        1,463        .83
                         --------   ------      -------     --------     ------
    Total. . . . . . . . $183,361   100.00%     $ 8,202     $175,159     100.00%
                         ========   ======      =======     ========     ======

    The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and non-certificate accounts as of the dates indicated.


                                                     Year Ended March 31,
                                --------------------------------------------------------------------
                                        2000                  1999                    1998
                                -------------------   --------------------    ----------------------
                                Interest-             Interest-               Interst-
                                Bearing               Bearing                 Bearing
                                Demand      Time      Demand      Time        Demand        Time
                                Deposits   Deposits   Deposits   Deposits     Deposits     Deposits
                                --------   --------   ---------  --------     ---------    --------
                                                   (Dollars in thousands)
Average Balance. . . . . . .   $59,670     $121,964   $58,092    $118,439     $58,947      $113,850
Average Rate . . . . . . . .      2.96%        5.54%     3.02%       5.82%       3.13%         5.81%

    The following table sets forth the time deposits in Harbor
Federal classified by rates at the dates indicated.

                                             At March 31,
                                     --------------------------
                                      2000      1999     1998
                                     ------    ------   ------
                                          (In thousands)
    2 -  3.99% . . . . . . . . . . .$     47  $    189 $    101
    4 -  5.99% . . . . . . . . . . .  98,501    98,092   79,438
    6 -  7.99% . . . . . . . . . . .  19,449    24,075   35,085
                                    --------  -------- --------
                                    $117,997  $122,356 $114,624
                                    ========  ======== ========

    The following table sets forth the amount and maturities of time deposits in Harbor Federal at March 31, 2000.

                                     Amount Due
                   -------------------------------------------------
                   Less Than                         After
    Rate           One Year   1-2 Years 2-3 Years  3 Years   Total
    ----           --------- ---------- ---------- --------  -------
                                 (In thousands)
2 -  3.99% . . . . .$    47  $    --     $    --   $   --     $     47
4 -  5.99% . . . . . 69,622   10,101      12,061    6,365       98,149
6 -  7.99% . . . . . 11,363    3,863       2,992    1,582       19,801
                    -------  -------     -------   ------     --------
                    $81,033  $13,964     $15,053   $7,947     $117,997
                    =======  =======     =======   ======     ========

    The following table indicates the amount of the certificates of deposit of $100,000 or more in Harbor Federal by time remaining until maturity at March 31, 2000.

                                      Certificates
    Maturity Period                    of Deposit
    ---------------                   -------------
                                     (In thousands)

    Three months or less . . . . . . . .$ 1,934
    Three through six months . . . . . .  2,212
    Six through nine months. . . . . . .  1,912
    Nine through twelve months . . . . .  1,905
    Over twelve months . . . . . . . . .  5,531
                                        -------
      Total. . . . . . . . . . . . . . .$13,494
                                        =======

    The following table sets forth the deposit activities of Harbor Federal for the periods indicated.

                                    Year Ended March 31,
                                 ----------------------------
                                  2000      1999        1998
                                 ------    ------      ------
                                      (In thousands)
Deposits . . . . . . . . . . . . .$225,644  $235,623  $187,564
Withdrawals. . . . . . . . . . . . 219,597   218,603   177,665
                                  --------  --------  --------
    Net increase
      before interest credited . .   6,047    17,020     9,899
Interest credited. . . . . . . . .   8,511     8,818     8,845
                                  --------  --------  --------
    Net increase (decrease) in
      deposits. . . . . . .  . . .$ (2,464) $  8,202  $  1,054
                                  ========  ========  ========

    Borrowings. Savings deposits historically have been the primary source of funds for Harbor Federal's lending, investment and general operating activities. Harbor Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Harbor Federal is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Atlanta are secured by Harbor Federal's stock in the FHLB and a portion of Harbor Federal's mortgage loan portfolio. At March 31, 2000, Harbor Federal had $34.5 million in advances outstanding from the FHLB of Atlanta. These advances were made between September 1999 and March 2000 at fixed rates averaging 5.75% and are set to mature from September 2004 to March 2010, subject to early termination options.

    In addition, the Company is authorized to obtain funds through reverse repurchase agreements. Such agreements are treated as financings, and the obligation to repurchase securities sold is reflected as a liability in the consolidated statements of financial condition. The Company had outstanding financings under repurchase agreements of $10.2 million and $17.6 million at March 31, 2000 and 1999, respectively. The average rates of interest on these repurchase agreements were 5.98% and 5.08%, respectively.

    For additional information, see the Management's
Discussion and Analysis of Financial Condition and Results of
Operations and Notes 7 and 8 of Notes to Consolidated Financial
Statements included elsewhere herein.

SUBSIDIARY ACTIVITIES

    Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specified community purposes. Harbor Federal's only subsidiary is Harbor Service Corporation ("HSC"), a wholly owned subsidiary that receives insurance commissions on sale of annuities. The net book value of Harbor Federal's investment in HSC is immaterial. Harbor Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly.

    In September 1999, Harbor Federal closed Bank Street Mortgage Company, a wholly owned subsidiary formed by the Bank in June 1997, as it did not generate the income anticipated. While the entity has not been dissolved, it does not currently conduct any business.

    In April 1999, Harbor Federal sold its interest in BAI to another thrift institution for the par value of the capital stock. At that time, the advances were repaid by BAI.

MARKET AREA

    Harbor Federal currently conducts its business through nine banking offices in the City of Baltimore and the Counties of Baltimore and Anne Arundel in Maryland. While Harbor Federal's primary market areas tend to be concentrated in the areas immediately surrounding each of Harbor Federal's offices, Harbor Federal accepts deposits and loan applications from throughout the greater Baltimore metropolitan area and central Maryland. At March 31, 2000, management believed that most of Harbor Federal's depositors and borrowers resided within ten miles of one of Harbor Federal's offices. The majority of loans originated by Harbor Federal are from the Central Maryland area, which is located within the greater Baltimore metropolitan area and the larger Washington-Baltimore area. The Baltimore metropolitan area is the largest in Maryland and has had a relatively stable and diversified labor force and economic base. The heaviest employment concentrations in the greater Baltimore metropolitan area in manufacturing industries are in primary metals (steel and copper), transportation equipment, fabricated materials, chemicals, machinery and electrical equipment. In addition, the Port of Baltimore is the fourth largest foreign tonnage port in the U.S. and the second largest container tonnage port on the East and Gulf Coasts.

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

    Federal Home Loan Bank System. Harbor Federal is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at March 31, 2000 of $2,200,000. For additional information, see
Note 10 of the Notes to Consolidated Financial Statements included herein.

    The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Atlanta. Long term advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 2000, Harbor Federal had $34.5 million in advances outstanding with the FHLB of Atlanta. See "Deposit Activity and Other Sources of Funds -- Borrowings."

    Liquidity Requirements. Harbor Federal generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings. Harbor Federal also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of Harbor Federal for March 2000 was 24.3%.

    Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and savings association.

    To meet its QTL test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its "Qualified Thrift Investments" must represent 65% of "portfolio assets."
Portfolio assets are defined as total assets less intangibles, property used by an institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. In addition, subject to a 20% of portfolio assets limit, institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. An institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

    At March 31, 2000, 72% of Harbor Federal's portfolio assets were invested in Qualified Thrift Investments as currently defined.

    Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, Tier 1 or "core" capital equal to at least 4% of adjusted total assets (or 3% if the institution has a composite 1 CAMELS rating under the OTS examination rating system) and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, OTS regulations impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible institution. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks ("nonincludable subsidiaries"), other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of March 31, 2000, Harbor Federal had no material investments in or extensions of credit to nonincludable subsidiaries.

    Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiaries in which the institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill. At March 31, 2000, Harbor Federal's adjusted total assets for purposes of the core and tangible capital requirements were $246.8 million.

    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include core capital and supplementary capital in its total capital, provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loss allowances, and up to 45% of unrealized gains of equity securities.

    The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, assets are assigned a risk weight between
zero and 100%, based on their general risk characteristics.   As
of March 31, 2000, the Bank's risk-weighted assets were approximately $123.1 million.

    The risk-based capital requirements also require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. An institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

    The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Harbor Federal is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on Harbor Federal's risk-based capital at March 31, 2000.

    At March 31, 2000, Harbor Federal substantially exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's regulatory capital compliance at March 31, 2000.

                                               Percent of
                                   Amount      Assets (1)
                                   ----------------------
                                   (Dollars in thousands)
Tier 1/core capital. . . . . . . . .$17,765      7.20%
Core capital requirement . . . . . .  9,871      4.00
                                    -------     -----
Excess . . . . . . . . . . . . . . .$ 7,894      3.20%
                                    =======     =====

Total capital (i.e., core and
  supplementary capital) . . . . . .$18,391     14.94%
Risk-based capital requirement . . .  9,846      8.00
                                    -------     -----
    Excess . . . . . . . . . . . . .$ 8,545      6.94%
                                    =======     =====

_________
(1) Based upon adjusted total assets for purposes of the tangible and Tier 1/core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

    For additional information regarding regulations with respect to capital, see the paragraphs below and Note 10 of the Notes to Consolidated Financial Statements included elsewhere herein.

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

    Under the FDIC's assessment schedule for SAIF deposit insurance, the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions with the highest risk assessment classification are assessed at the rate of 0.27% of insured deposits. In addition, insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. Prior to December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

    Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $44.3 million of transaction accounts, plus 10% on the remainder. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

    Dividend Restrictions. Savings institutions must submit notice to the OTS prior to making a capital distribution (including cash dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution,
(y) the institution's total distributions for the calendar year exceed the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

    Under the OTS prompt corrective action regulations, Harbor Federal would be prohibited from making any capital distributions if, after making the distribution, it would have:
(i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 core capital ratio of less than 4.0%. See "Prompt Corrective Regulatory Action."

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

    Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, an institution's loans and extensions of credit outstanding to a person at one time shall not exceed 15% of the unimpaired capital and surplus of the institution. An institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits.

    At March 31, 2000, the maximum amount that Harbor Federal could have lent to any one borrower under the 15% limit was approximately $2.7 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $2.5 million.

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

    Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

    Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                      ADEQUATELY                        SIGNIFICANTLY
                             WELL CAPITALIZED        CAPITALIZED    UNDERCAPITALIZED   UNDERCAPITALIZED
                             ----------------        -----------    ----------------   ----------------
Total risk-based capital
  ratio                       10.0% or more           8.0% or more   Less than 8.0%      Less than 6.0%
Tier 1 risk-based
    capital ratio              6.0% or more           4.0% or more   Less than 4.0%      Less than 3.0%
Leverage ratio                 5.0% or more           4.0% or more*  Less than 4.0%*     Less than 3.0%

________
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     Additionally, each federal banking agency has established standards relating to the adequacy of asset and earnings quality. In 1995, these agencies, including the OTS, issued guidelines relating to asset and earnings quality. Under the guidelines, a savings institution must maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset and earnings standards have a material effect on Harbor Federal.

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

     Restrictions on Acquisitions. Savings institution holding companies may not acquire, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings institution holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of an institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings institution holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution, and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of an institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings institution holding company.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under
Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. Prior to 1996, institutions such as Harbor Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans was based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

     Generally, the legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Harbor Federal is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but is allowed to use the experience method of accounting for bad debts. There has been no effect on net income of Harbor Federal from the recapture because the taxes on these bad debts reserves were accrued as a deferred tax liability.

     The legislation provided for a suspension of this recapture if the institution met the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If a thrift met the "residential loan requirement" for the taxable year beginning in 1996 or 1997, the reserve recognition was suspended for such year. Harbor Federal began recapturing its excess reserve for the tax year ended March 31, 1999.

     State Income Taxation. The State of Maryland imposes a tax of approximately 7% on income measured substantially the same as federal taxable income. In addition, Maryland imposes a franchise tax, at a rate of 0.013% of the total withdrawal value of the deposits that a savings and loan association holds in Maryland at December 31 each year.

     Harbor Federal's federal and state income tax returns have been audited through December 31, 1993. For additional information, see Note 9 of the Notes to Consolidated Financial
Statements included elsewhere herein.

EMPLOYEES

     As of March 31, 2000, Harbor Federal had 43 full-time and seven part-time employees, none of whom was represented by a collective bargaining agreement.

EXECUTIVE OFFICERS

     The following table sets forth information as of March 31, 2000 regarding the executive officer of Harbor Federal who did not serve on the Board of Directors.

Name                 Age     Title
----                 ---     -----
Norbert J. Luken     62      Vice President and Chief
                             Financial Officer

    NORBERT J. LUKEN has been with Harbor Federal since 1969, and is currently Vice President and Chief Financial Officer. He has served as Treasurer of Financial Managers Society, Maryland Chapter, Committeeman and Treasurer of Boy Scout Troop 746, Shot Tower District Chairman of the Baltimore Area Council, BSA, and a member of the St. Joseph's Catholic Church Choir and the Archdiocesan Choir of Baltimore.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The following table sets forth information regarding
Harbor Federal's locations at March 31, 2000.


                              Year               Book Value                    Deposits at
                           Opened or  Owned or  at March 31,   Approximate   March 31, 2000
                           Acquired    Leased      2000      Square Footage  (In thousands)
                           ---------  --------  ------------ --------------  --------------
Main Office:
  Towson --
  705 York Road            1993       Owned     $1,106,700       8,300          $16,992

Branch Offices:
  South Baltimore --
  132 East Fort Avenue     1887       Owned         17,500       3,300           25,439

  Riviera Beach --
  8553 Ft. Smallwood Road  1972       Owned         40,400       2,200           29,043

  Locust Point --
  1350 East Fort Avenue    1981       Owned         65,100       1,400           12,583

  Highlandtown --
  3200 Eastern Avenue      1910       Owned        101,500       5,300           29,997

  Parkville --
  7917 Harford Road        1989       Owned        111,700       1,600           20,732

  Pikesville --
  507 Reisterstown Road    1996       Leased         3,500       1,500           19,510

  Putty Hill --
  8030 Belair Road         1996       Owned        222,200       2,400           13,635

  Roland Park --
  4806 Roland Avenue       1996       Leased         2,900       1,800           12,966


    The book value of Harbor Federal's investment in premises and equipment totaled $1.7 million at March 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    From time to time, Harbor Federal is a party to various legal proceedings incident to its business. At March 31, 2000, there were no legal proceedings to which the Company, Harbor Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     Subsequent to March 31, 2000 a lawsuit captioned Joyce
                                                      -----
Lancaster v. Harbor Federal Savings Bank, Harbor Federal
--------------------------------------------------------
Bancorp, Inc. and Robert A. Williams and Lawrence W. Williams
-------------------------------------------------------------
was filed on May 23, 2000 in the Circuit Court for Baltimore City, Maryland. The lawsuit which was filed by a former employee of the Bank alleges defamation of character, breach of contract and respondeat superior and seeks $2.0 million in money damagages for each count. The Company and the Bank do not believe that there is any merit in the allegations and have referred this matter to counsel for response.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
---------------------------------------------------------

    The Company's common stock is traded on the over-the-counter market under the symbol "HRBF" and trading information is reported by the Nasdaq Stock Market. As of March 31, 2000, there were 382 stockholders of record and

1,664,515 shares of common stock entitled to vote and receive dividends. The number of stockholders of record does not reflect the number of persons or entities who hold their stock in nominee or "street" name.

    The dividends paid and the high and low closing sale prices for the Company's common stock as reported on the Nasdaq Stock Market during each quarter of fiscal years 2000 and 1999 were as follows (these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and might not represent actual transactions):

                                           First     Second    Third    Fourth
                                          Quarter    Quarter   Quarter  Quarter
                                          -------    -------   -------  -------
Fiscal 2000
    Market Price Range:
       High                               $16.88     17.13     15.06    15.25
       Low                                 15.25     13.38     12.63    11.25
    Dividend Paid (1)                        .13       .13       .13      .13

Fiscal 1999
    Market Price Range:
       High                               $23.41     21.75     21.75    20.50
       Low                                 19.20     16.94     18.00    15.75
    Dividend Paid                            .118      .13       .13      .13

_________________
(1) On March 6, 2000, a dividend of $.13 per share was declared payable April 14, 2000 to holders of record at the close of business on April 3, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
--------------------------------------------------------

GENERAL

    The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities which have consisted primarily of savings deposits and other borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as the average balances of interest-earning assets and interest-bearing liabilities. The Company's earnings are also affected by its level of noninterest income, including primarily service fees and charges, and noninterest expense, including primarily compensation and employee benefits and occupancy and equipment expenses. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which are beyond the control of the Company.

    In addition to historical information, this annual report may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise thereafter. Readers should carefully review the disclosures set forth in other documents the Company files from time to time with the SEC, including the Annual, Quarterly and Current Reports on Forms 10-KSB, 10-QSB and 8-K filed in the past and to be filed in the future.

FINANCIAL CONDITION

    The Company's total assets increased by $13.8 million or 5.8% to $253.1 million at March 31, 2000 from $239.3 million at March 31, 1999, primarily due to increases in loans receivable of $20.7 million, partially offset by a reduction in investment securities of $2.3 million and by a reduction in mortgage-backed securities of $3.6 million. Return on average assets was .82% and return on average equity was 7.90% for the year ended March 31, 2000.

    Net loans receivable increased $20.7 million or 13.5% to $173.8 million at March 31, 2000 from $153.9 million at March
31, 1999. This increase was due primarily to a normal level of loan originations over repayments.

    The Company's savings accounts decreased $2.1 million or 1.1% to $179.4 million at March 31, 2000 from $181.5 million at March 31, 1999, and its borrowings increased by $17.1 million or 62.2% to $44.7 million at March 31, 2000 from $27.6 million at March 31, 1999. The increase in borrowings was due primarily to increased Federal Home Loan Bank advances used to fund most of the increase in net loans receivable.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEARS
ENDED MARCH 31, 2000, 1999 AND 1998

    The Company had net income totaling $2.0 million and $1.8 million and $1.7 million for fiscal years 2000, 1999 and 1998, respectively.

    Interest Income. Total interest income increased by $1.3 million or 7.9% to $18.4 million for the year ended March 31, 2000 from $17.0 million for the year ended March 31, 1999. The increase in interest income was principally attributable to a $16.2 million or 7.1% increase in the balance of average interest-earning assets to $243.8 million for the year ended March 31, 2000 from $227.6 million for the year ended March 31, 1999 and an increase in the average yield on the Company's average interest-earning assets to 7.54% for the year ended March 31, 2000 from 7.48% for the year ended March 31, 1999.
The increase in interest-earning assets during the year ended March 31, 2000 compared to the year ended March 31, 1999 reflects management's use of funds received from borrowings.
The increase in average interest-earning assets was largely the result of a $12.3 million increase in average loans receivable and a $10.6 million increase in average investment securities, partially offset by a $5.6 million decrease in average mortgage-backed securities. The increase in average yield was caused primarily by increase in rates available on long-term investments.

    Interest income on first mortgages and other loans increased by $814,000 or 6.8% to $12.7 million for the year ended March 31, 2000 from $11.9 million for the year ended March 31, 1999. This increase was attributable to an increase in the average investment in first mortgages and other loans to $164.6 million for the year ended March 31, 2000 from $152.3 million for the year ended March 31, 1999, partially offset by a reduction in the average yield on first mortgage and other loans to 7.72% for the year ended March 31, 2000 from 7.81% for the year ended March 31, 1999. The lower average yield on mortgage loans reflects primarily a reduction in interest rates on adjustable rate mortgage loans. Interest income on investment securities increased $1.2 million or 32.4% to $4.8 million for the year ended March 31, 2000 from $3.6 million for the year ended March 31, 1999. This increase was attributable to an increase in the average investment securities to $60.8 million for the year ended March 31, 2000 from $50.2 million for the year ended March 31, 1999 and an increase in the average yield on investment securities to 7.83% for the year ended March 31, 2000 from 7.15% for the year ended March 31, 1999 due to higher interest rates on long-term investments. Interest income on mortgage-backed securities decreased by $446,000 or 36.3% to $781,000 for the year ended March 31, 2000 from $1.2 million for the year ended March 31, 1999. This decrease was attributable to a decrease in average mortgage-backed securities to $11.9 million for the year ended March 31, 2000 from $17.6 million for the year ended March 31, 1999 and a reduction in the average yield on mortgage-backed securities to 6.55% for the year ended March 31, 2000 from 6.99% for the year ended March 31, 1999.
The lower average yield on mortgage-backed securities reflects primarily the pay down of principal on higher rate mortgage pools.

    Total interest income increased by $622,000 or 3.8% to $17.0 million for the year ended March 31, 1999 from $16.4 million for the year ended March 31, 1998. The increase in interest income was principally attributable to a $10.4 million or 4.8% increase in the balance of average interest-earning assets to $227.6 million for the year ended March 31, 1999 from $217.2 million for the year ended March 31, 1998, partially offset by a reduction in the average yield on the Company's average interest-earning assets to 7.48% for the year ended March 31, 1999 from 7.55% for the year ended March 31, 1998.
The increase in interest-earning assets during the year ended March 31, 1999 compared to the year ended March 31, 1998 reflects management's use of funds received from deposits and borrowings. The increase in average interest-earning assets was largely the result of a $4.4 million increase in average loans receivable, $3.4 million increase in average investment securities and $1.8 million increase in average mortgage-backed securities. The decrease in average yield was caused primarily by decreases in adjustable rates on one-to four-family residential mortgage loans and rates available on short-term investments.

    Interest income on first mortgages and other loans increased by $245,000 or 2.1% to $11.9 million for the year ended March 31, 1999 from $11.6 million for the year ended March 31, 1998. This increase was attributable to an increase in the average investment in first mortgages and other loans to $152.3 million for the year ended March 31, 1999 from $148.0 million for the year ended March 31, 1998, partially offset by a reduction in the average yield on first mortgage and other loans to 7.81% for the year ended March 31, 1999 from 7.87% for the year ended March 31, 1998. The lower average yield on mortgage loans reflects primarily a reduction in interest rates on adjustable rate mortgage loans. Interest income on investment securities increased $274,000 or 8.2% to $3.6 million for the year ended March 31, 1999 from $3.3 million for the year ended March 31, 1998. This increase was attributable to an increase in the average investment securities to $50.2 million for the year ended March 31, 1999 from $46.9 million for the year ended March 31, 1998 and an increase in the average yield on investment securities to 7.15% for the year ended March 31, 1999 from 7.08% for the year ended March 31, 1998. Interest income on mortgage-backed securities increased by $106,000 or 9.4% to $1.2 million for the year ended March 31, 1999 from $1.1 million for the year ended March 31, 1998. This increase was attributable to an increase in average mortgage-backed securities to $17.6 million for the year ended March 31, 1999 from $15.8 million for the year ended March 31, 1998, partially offset by a reduction in the average yield on mortgage-backed securities to 6.99% for the year ended March 31, 1999 from 7.11% for the year ended March 31, 1998. The lower average yield on mortgage-backed securities reflects primarily the pay down of principal on higher rate mortgage pools.

    Interest Expense.  Total interest expense increased
$729,000 or 7.1% to $11.0 million for the year ended March 31, 2000 from $10.3 million for the year ended March 31, 1999. The increase resulted from a $5.1 million, or 2.9%, increase in average deposits to $181.6 million for the year ended March 31, 2000 from $176.5 million for the year ended March 31, 1999, and a $16.0 million, or 68.9% increase in average borrowed funds to $39.2 million for the year ended March 31, 2000 from $23.2 million for the year ended March 31, 1999. These increases were partially offset by a reduction in the average cost of funds to 4.98% for the year ended March 31, 2000 from 5.14% for the year ended March 31, 1999 due primarily to lower rates on certificates of deposit.

    Total interest expense increased $430,000 or 4.4% to $10.3 million for the year ended March 31, 1999 from $9.8 million for the year ended March 31, 1998. The increase resulted from a $3.7 million, or 2.2%, increase in average deposits to $176.5 million for the year ended March 31, 1999 from $172.8 million for the year ended March 31, 1998, and $5.7 million, or 32.9% increase in average borrowed funds to $23.2 million for the year ended March 31, 1999 from $17.5 million for the year ended March 31, 1998. These increases were partially offset by a reduction in the average cost of funds to 5.14% for the year ended March 31, 1999 from 5.17% for the year ended March 31, 1998.

    Net Interest Income. Net interest income increased by $618,000 or 9.1%, to $7.4 million for the year ended March 31, 2000 from $6.8 million for the year ended March 31, 1999. The principal reason for the increase in the net interest income was the increase in average outstanding loans and investments and an increase in the interest rate spread to 2.56% for the year ended March 31, 2000 from 2.34% for the year ended March 31, 1999.

    Net interest income increased by $192,000 or 2.9%, to $6.8 million for the year ended March 31, 1999 from $6.6 million for the year ended March 31, 1998. The principal reason for the increase in the net interest income was the increase in average outstanding loans, investments and mortgage-backed securities, partially offset by a reduction in the interest rate spread to 2.34% for the year ended March 31, 1999 from 2.38% for the year ended March 31, 1998.

    Provisions for Losses on Loans. The Company maintains an allowance for losses on loans based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current economic conditions, the status of nonperforming loans, reviews conducted in the regulatory examination process and other relevant factors. There was a $65,000 provision for losses on loans for the year ended March 31, 2000 as compared to a $75,000 provision for the year ended March 31, 1999 and a $110,000 provision for the year ended March 31, 1998. Management believes that the current level of the loan loss allowance is adequate to provide for losses, although there can be no assurance that losses will not exceed estimated amounts. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information on the allowance for losses on loans.

    Noninterest Income. Noninterest income decreased $208,000 or 32.5%, to $431,000 for the year ended March 31, 2000 from $638,000 for the year ended March 31, 1999. The decrease was due primarily to a decrease in loan origination fees of $242,000 earned by Bank Street Mortgage Company, partially offset by an increase of $64,000 in insurance commissions earned by Harbor Service Corporation. Bank Street Mortgage Company was closed in October 1999.

    Noninterest income increased $149,000 or 30.5%, to $638,000 for the year ended March 31, 1999 from $489,000 for the year ended March 31, 1998. The increase was due primarily to an increase in loan origination fees of $224,000 earned by Bank Street Mortgage Company, partially offset by a reduction in gain on loans sold of $96,000.

    Noninterest Expense. Noninterest expense increased by $87,000, or 2.1% to $4.3 million for the year ended March 31, 2000 from $4.2 million for the year ended March 31, 1999. The increase in noninterest expense was due primarily to an increase in computer data expense of $83,000, or 49.8%, to $248,000 for the year ended March 31, 2000 from $165,000 for the year ended March 31, 1999. The primary reasons for the increase in computer data expense were Year 2000 preparations and start-up costs for internet banking. The increase in noninterest expense is net of a $120,000 decrease in compensation and benefits expense. This decrease was due primarily to lower compensation costs under stock-based benefit plans and the closing of Bank Street Mortgage Company.

    Noninterest expense increased by $123,000, or 3.0% to $4.2 million for the year ended March 31, 1999 from $4.1 million for the year ended March 31, 1998. The increase in noninterest expense was due primarily to an increase in compensation and benefits expense of $180,000, or 6.8%, to $2.8 million for the year ended March 31, 1999 from $2.6 million for the year ended March 31, 1998, partially offset by a reduction in occupancy and equipment expense of $61,000, or 13.5%, to $390,000 for the year ended March 31, 1999 from $451,000 for the year ended March 31, 1998. The primary reason for the compensation and benefits expense increase was an increase in compensation to employees of Bank Street Mortgage Company of $126,000 or 96.5%, to $257,000 for the year ended March 31, 1999 from $131,000 for the year ended March 31, 1998. The primary reason for the reduction in occupancy and equipment expense was a reduction in the depreciation expense of $39,000, or 28.6% , to $97,000 for the year ended March 31, 1999 from $136,000 for the year ended March 31, 1998, and a reduction in rent of $32,000, or 36.3%, to $57,000 for the year ended March 31, 1999 from $89,000 for the year ended March 31, 1998. These reductions were due to the aging of the fixed assets and the closing of an ATM location in November 1997, respectively. The ATM was reinstated in an existing branch location in June 1998 with no additional cost to facilities.

    Income Taxes. The changes in the Company's income tax provision reflect the changes in income before income taxes. Income tax provisions for the years ended March 31, 2000, 1999 and 1998 are generally reflective of the amounts of the Company's pre-tax income and the effective income tax rate then in effect. See Notes 1 and 9 of the Notes to Consolidated Financial Statements for additional information on income taxes.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

    The following tables set forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated. During the periods indicated, nonaccrual loans are included in the loans category.

    The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                                   Year Ended March 31,
                                ------------------------------------------------------------------------------------
                                            2000                         1999                       1998
                                ----------------------------  --------------------------- --------------------------
                                                     Average                      Average                    Average
                                Average               Yield/  Average              Yield/ Average             Yield/
                                Balance   Interest   Cost(1)  Balance   Interest  Cost(1)  Balance  Interest Cost(1)
                                -------   --------   -------  -------   --------  ------- --------  -------- -------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans .  .  .  .  .  .  .  .  $164,587  $12,704   7.72%    $152,331   $11,890   7.81%   $147,967  $11,645   7.87%
  Investment securities.  .  .    65,484    4,760   7.28       53,395     3,595   6.59      49,774    3,321   6.56
  Mortgage-backed securities .    11,929      781   6.55       17,563     1,227   6.99      15,768    1,121   7.11
  Short-term investments and
   other interest-earning
   assets (2) .  .  .  .  .  .     1,748      125   7.15        4,325       311   7.19       3,664      314   8.57
                                --------  -------             --------  -------           --------  -------
      Total interest-earning
        assets.  .  .  .  .  .   243,748   18,370   7.54      227,614    17,023   7.48     217,173   16,401   7.55
Non-interest-earning assets  .     5,278  -------               4,289   -------              4,598  -------
                                --------                     --------                     --------
        Total assets.  .  .  .  $249,026                     $231,903                     $221,771
                                ========                     ========                     ========

Interest-bearing liabilities:
    Deposits .  .  .  .  .  .   $181,634    8,898   4.90     $176,531     9,029   5.12    $172,797    8,845   5.12
    Borrowed funds .  .  .  .     39,199    2,101   5.36       23,210     1,240   5.34      17,463      994   5.69
                                --------  -------             --------  -------           --------  -------
        Total interest-bearing
            liabilities   .  .   220,833   10,999   4.98      199,741    10,269   5.14     190,260    9,839   5.17
                                          -------                       -------                     -------
Non-interest bearing
  liabilities .  .  .  .  .  .     2,696                        3,110                        3,040
                                --------                     --------                     --------
        Total liabilities .  .   223,529                      202,851                      193,300

Stockholders' equity.  .  .  .    25,497                       29,052                       28,471
                                --------                     --------                     --------
        Total liabilities and
          stockholders'
          equity  . .   .  .  . $249,026                     $231,903                     $221,771
                                ========                     ========                     ========
Net interest income  .  .  .  .           $ 7,371                       $ 6,754                     $ 6,562
                                          =======                       =======                     =======
Interest rate spread (3).  .  .                     2.56%                         2.34%                       2.38%
                                                  ======                        ======                      ======
Net yield on interest-earning
  assets (4)  .  .  .  .  .  .                      3.02%                         2.97%                       3.02%
                                                  ======                        ======                      ======
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities.  .  .  .                   110.38%                       113.95%                     114.15%
                                                  ======                        ======                      ======

___________________________
(1) Represents interest income or expense as a percentage of average interest-earning assets or average interest-bearing liabilities.
(2) Includes interest-bearing deposits, short-term investments, secured demand loans to Bankers Affiliate,
    Inc. and Federal Home Loan Bank stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

    The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate-volume (changes in rate multiplied by changes in volume).

                                                               Year Ended March 31,
                                      -------------------------------------------------------------
                                          2000       vs.       1999       1999      vs.      1998
                                      -------------------------------  ----------------------------
                                              Increase (Decrease)           Increase (Decrease)
                                                   Due to                         Due to
                                      -------------------------------  ----------------------------
                                                        Rate/                        Rate/
                                       Volume   Rate   Volume   Total  Volume  Rate  Volume   Total
                                      -------   ----  --------  -----  ------  ----  ------   -----
Interest income:
    Loans  .  .  .  .  .  .  .  .  .  $  957    $(137)  $ (6)   $  814  $  343  $(89) $ (10)  $   245
    Investment securities .  .  .  .     797      368     --     1,165     238    15     22       274
    Mortgage-backed securities  .  .    (394)     (77)    25      (446)    128   (19)    (3)      106

    Short-term investments and
        other interest-earning
        assets (1)  .  .  .  .  .  .    (185)      (2)     1      (186)     57   (51)    (9)       (3)
                                      ------    -----   ----    ------  ------  ----  -----   -------
            Total interest income  .   1,175      152     20     1,347     765  (143)    --       622

Interest expense:
    Deposits  .  .  .  .  .  .  .  .     261     (388)    (5)     (132)    191    --    (7)       184
    Borrowed funds  .  .  .  .  .  .     854        5      3       862     327   (61)  (20)       246
                                      ------    -----   ----    ------  ------  ----  -----   -------
        Total interest expense.  .  .  1,115     (383)    (2)      730     518   (61)  (27)       430
                                      ------    -----   ----    ------  ------  ----  -----   -------
Change in net interest income .  .  . $   60    $ 536   $ 21    $  617  $  247  $(82) $  27   $   192
                                      ======    =====   ====    ======  ======  ====  =====   =======

________________________
(1) Includes interest on interest-bearing deposits, short-term investments, secured demand loan to Bankers Affiliate, Inc. and dividends on Federal Home Loan Bank stock.

ASSET/LIABILITY MANAGEMENT

     Interest Rate Sensitivity Gap. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.
Management believes that, due to its substantial amount of relatively long term assets and short term liabilities, the Company generally has a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income. As a result, management expects that during periods of rising rates the Bank's net interest income could be adversely affected.

     The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by emphasizing fixed rate one-to four-family mortgage loans with terms of 15 years or less and adjustable rate one-to four- family mortgage loans and investing in mortgage-backed securities, short and medium term U.S. government and agency securities, and short term investments such as federal funds, interest-earning deposits in other institutions, and securities purchased under agreements to resell. The advantage of the adjustable rate loans is somewhat diminished by the fact that the Company in recent years has offered these loans with an initial period of five to seven years before the first interest adjustment. By maintaining a significant percentage of its assets in cash and other liquid investments, the

Company is able to reinvest a higher percentage of its assets more quickly in response to changes in market interest rates, thereby reducing its exposure to interest rate volatility. However, prevailing market conditions, regulatory considerations and the need for a balanced portfolio have necessitated that the Company continue to offer fixed rate mortgage loans. In addition to emphasizing adjustable rate loans and high levels of liquidity, the Company offers competitive rates on deposit accounts and prices certificates of deposits to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current interest rate environment, however, certificates of deposit with longer terms are not attractive to customers.

     Net Portfolio Value. The OTS has incorporated an interest rate risk ("IRR") component into the risk-based regulatory capital rules. The IRR component is a dollar amount that would be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and would be measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. An institution's IRR is measured as the reduction in its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% may require the institution to deduct from its capital 50% of the excess change times the estimated market value of its assets. Based on the most recent information provided to Harbor Federal by the OTS, which is as of December 31, 1999, a 200 basis point change in market interest rates would not be expected to reduce the Bank's NPV by more than 2%.

LIQUIDITY AND CAPITAL RESOURCES

     Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 24.3% during the month of March 2000. Liquidity ratios averaged 19.2% for the year ended March 31, 2000. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes from mortgage escrow accounts, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     Harbor Federal's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Harbor Federal manages the pricing of its deposits to maintain a desired deposit balance. In addition, Harbor Federal invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.
At March 31, 2000, certificates of deposit which were scheduled to mature in one year or less totaled $81.0 million. Assets qualifying for liquidity outstanding at March 31, 2000 amounted to $20.1 million.

     Harbor Federal had $1.7 million in outstanding loan commitments at March 31, 2000. Harbor Federal expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur and, to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet Harbor Federal's needs.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and the related notes thereto have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On the effective date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 does not apply retroactively. While the Company has not completed its analysis of SFAS No. 133 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial condition or results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Table of Contents

March 31, 2000, 1999 and 1998
________________________________________________________________

                                                            PAGE

Independent Auditors' Report.................................42

Consolidated Financial Statements:
   Statements of Financial Condition.........................43
   Statements of Income and Comprehensive Income.............45
   Statements of Stockholders' Equity........................47
   Statements of Cash Flows..................................48

Notes to Consolidated Financial Statements...................50

________________________________________________________________

[LOGO OF KPMG]

       111 South Calvert Street
       Baltimore, MD  21202




INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Harbor Federal Bancorp, Inc.
Baltimore, Maryland:


We have audited the accompanying consolidated statements of financial condition of Harbor Federal Bancorp, Inc. and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Federal Bancorp, Inc. and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                       /s/ KPMG LLP

May 8, 2000

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2000 and 1999
==============================================================================
                                                     2000          1999
------------------------------------------------------------------------------
ASSETS

Cash:
  On hand and due from banks                     $  1,250,115     1,501,358
  Interest-bearing deposits                            83,504       114,259
Federal funds sold                                    698,578     2,545,437
Investment securities available-for-sale
  (note 2)                                         66,621,761    71,305,678
Investment securities held-to-maturity,
  fair value of $1,626,075 and $2,330,876,
  respectively (note 3)                             1,584,840     2,222,330
Loans receivable (note 4):
  First mortgage loans on real estate:
    One-to-four family residential                128,184,304   114,992,363
    Multifamily residential                         1,047,951       899,962
    Commercial                                     20,003,673    19,784,395
    Construction                                   19,471,104    14,847,822
    Land                                            3,031,704     3,292,436
    Loans held for sale                             2,143,067     2,659,319
  Loans secured by automobiles                        855,071         2,419
  Loans secured by savings accounts                   327,959       290,767
  Home equity loans                                   792,391       533,206
  Home improvement loans                              396,335       511,088
  Financing leases                                  1,773,214     1,427,157
  Commercial loans                                  2,184,548     1,479,439
------------------------------------------------------------------------------
         Total loans                              180,211,321   160,720,373

  Less:
    Undisbursed portion of loans in process         4,950,749     6,225,479
    Unearned discount on loans purchased               73,906        60,006
    Unearned loan fees                                912,299       851,009
    Allowance for losses                              474,100       457,000
------------------------------------------------------------------------------
         Loans receivable, net                    173,800,267   153,126,879

Investment in Federal Home Loan Bank stock,
  at cost (note 10)                                 2,200,000     1,433,500
Real estate owned                                      74,138       446,899
Investment in and advances to affiliated
  corporation (note 5)                                     --     2,525,000
Property and equipment, net (note 6)                1,680,128     1,760,516
Accrued interest receivable                         1,571,426     1,427,032
Prepaid expenses and other assets                   3,547,270       888,747
------------------------------------------------------------------------------
                                                 $253,112,027   239,297,635
==============================================================================
                                                                (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

March 31, 2000 and 1999
==============================================================================
                                                     2000          1999
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Savings accounts (note 7)                      $179,403,009   181,485,848
  Borrowed funds (note 8)                          44,700,000    27,555,000
  Advance payments by borrowers for taxes,
    insurance and ground rents                      1,948,647     1,841,672
  Accrued expenses and other liabilities            1,563,492     1,612,963
------------------------------------------------------------------------------
Total liabilities                                 227,615,148   212,495,483

Stockholders' equity (notes 1, 10, 11 and 12):
  Preferred stock $0.01 par value; authorized
    5,000,000 shares; none issued                          --            --
  Common stock $0.01 par value; authorized
    20,000,000 shares; issued and outstanding
    1,664,515 and 1,676,515 shares, respectively       16,645        16,765
  Additional paid-in capital                       13,515,785    13,071,570
  Unearned ESOP shares                               (407,118)     (662,056)
  Retained income, substantially restricted        15,591,890    14,422,503
  Accumulated other comprehensive income           (3,220,323)      (46,630)
------------------------------------------------------------------------------
Total stockholders' equity                         25,496,879    26,802,152

Commitments and contingencies (notes 10, 11,
  12 and 14)
------------------------------------------------------------------------------
                                                 $253,112,027   239,297,635
==============================================================================

See accompanying notes to consolidated financial statements.

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

Years ended March 31, 2000, 1999 and 1998
==============================================================================
                                              2000       1999       1998
------------------------------------------------------------------------------
Interest income:
  Loans receivable                        $12,703,906  11,890,112 11,644,544
  Investment securities                     4,759,821   3,594,695  3,321,342
  Mortgage-backed securities                  781,100   1,227,043  1,121,238
  Interest-bearing deposits and other
    short-term investments                    125,221     311,540    313,561
------------------------------------------------------------------------------
Total interest income                      18,370,048  17,023,390 16,400,685
------------------------------------------------------------------------------
Interest expense:
  Savings accounts:
    Certificates                            6,992,455   7,137,897  6,858,210
    NOW and money market deposit
     accounts                                 916,796     924,405    985,810
    Passbook and statement savings            988,867     967,676  1,001,263
------------------------------------------------------------------------------
                                            8,898,118   9,029,978  8,845,283
  Borrowed funds:
    Federal Home Loan Bank advances         1,224,439     512,014    147,292
    Securities sold under agreements
      to repurchase                           876,209     727,862    846,842
------------------------------------------------------------------------------
                                            2,100,648   1,239,876    994,134
------------------------------------------------------------------------------
Total interest expense                     10,998,766  10,269,854  9,839,417
------------------------------------------------------------------------------
Net interest income                         7,371,282   6,753,536  6,561,268

Provision for losses on loans (note 4)         65,000      75,000    110,000
------------------------------------------------------------------------------
Net interest income after provision
  for losses on loans                       7,306,282   6,678,536  6,451,268
------------------------------------------------------------------------------
Noninterest income:
  Loan fees and service charges               202,292     459,700    225,431
  Other                                       228,669     178,787    263,955
------------------------------------------------------------------------------
Total noninterest income                      430,961     638,487    489,386
------------------------------------------------------------------------------

                                                 (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income,
Continued

Years ended March 31, 2000, 1999 and 1998
==============================================================================
                                          2000          1999        1998
------------------------------------------------------------------------------
Noninterest expense:
  Compensation and benefits
    (notes 12 and 13)                  $2,712,021     2,832,077   2,652,242
  Occupancy and equipment                 371,299       390,130     450,958
  SAIF deposit insurance premiums
    (note 10)                              74,096        89,547      90,278
  Advertising                             164,892       142,926     129,040
  Other                                 1,020,239       800,624     809,366
------------------------------------------------------------------------------
Total noninterest expense               4,342,547     4,255,304   4,131,884

Income before income taxes              3,394,696     3,061,719   2,808,770

Income taxes (note 9)                   1,357,550     1,277,050   1,139,963
------------------------------------------------------------------------------
Net income                              2,037,146     1,784,669   1,668,807
------------------------------------------------------------------------------
Other comprehensive income, net of
  tax    unrealized holding gain
  (loss) on securities available-
  for-sale                             (3,173,693)     (256,934)    546,797
------------------------------------------------------------------------------
Comprehensive income                  $(1,136,547)    1,527,735   2,215,604
==============================================================================
Net income per share of common
  stock (note 1):
    Basic                              $     1.25          1.03        0.96
    Diluted                                  1.23          0.99        0.93
==============================================================================

See accompanying notes to consolidated financial statements.

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 2000, 1999 and 1998
====================================================================================
                                            Common     Additional       Unearned
                                            stock     paid-in capital  ESOP shares
------------------------------------------------------------------------------------
Balance at March 31, 1997                 $ 17,544      13,611,599     (1,136,840)

Compensation under stock-based benefit
  plans                                         --         317,391        224,010
Purchase of 61,000 shares of common stock     (610)       (965,687)            --
Exercise of stock options by
  Stock Option Trust                            --         105,930             --
Other comprehensive income                      --              --             --
Dividends ($.43 per share)                      --              --             --
Net income - 1998                               --              --             --

------------------------------------------------------------------------------------
Balance at March 31, 1998                   16,934      13,069,233       (912,830)

Stock dividend - 10%                         1,693       3,385,827             --
Compensation under stock-based benefit
  plans                                         --         471,539        250,774
Purchase of 186,280 shares of common stock  (1,862)     (3,469,134)            --
Purchase of 35,841 shares of common stock
  for Stock Option Trust                        --        (652,544)            --
Exercise of stock options by
  Stock Option Trust                            --         266,649             --
Other comprehensive income                      --              --             --
Dividends ($.51 per share)                      --              --             --
Net income - 1999                               --              --             --
------------------------------------------------------------------------------------
Balance at March 31, 1999                   16,765      13,071,570       (662,056)

Compensation under stock-based benefit
  plans                                         --         336,555        254,938
Purchase of 12,000 shares of common stock     (120)       (173,068)            --
Purchase of 11,318 shares of common stock
  for Stock Option Trust                        --        (164,808)            --
Exercise of stock options by
  Stock Option Trust                            --         445,536             --
Other comprehensive income                      --              --             --
Dividends ($.52 per share)                      --              --             --
Net income - 2000                               --              --             --
------------------------------------------------------------------------------------
Balance at March 31, 2000                 $ 16,645      13,515,785       (407,118)
====================================================================================

Years ended March 31, 2000, 1999 and 1998
====================================================================================
                                       Retained     Accumulated
                                        income,        other               Total
                                     substantially  comprehensive      stockholders'
                                       restricted      income              equity
------------------------------------------------------------------------------------
Balance at March 31, 1997               16,068,969      (336,493)       28,224,779

Compensation under stock-based benefit
  plans                                         --            --           541,401
Purchase of 61,000 shares of common stock       --            --          (966,297)
Exercise of stock options by
  Stock Option Trust                            --            --           105,930
Other comprehensive income                      --       546,797           546,797
Dividends ($.43 per share)                (798,607)           --          (798,607)
Net income - 1998                        1,668,807            --         1,668,807
------------------------------------------------------------------------------------
Balance at March 31, 1998               16,939,169       210,304        29,322,810

Stock dividend - 10%                    (3,387,520)           --                --
Compensation under stock-based
  benefit plans                                 --            --           722,313
Purchase of 186,280 shares of common
  stock                                         --            --        (3,470,996)
Purchase of 35,841 shares of common stock
  for Stock Option Trust                        --            --          (652,544)
Exercise of stock options by
  Stock Option Trust                            --            --           266,649
Other comprehensive income                      --      (256,934)         (256,934)
Dividends ($.51 per share)                (913,815)           --          (913,815)
Net income - 1999                        1,784,669            --         1,784,669
------------------------------------------------------------------------------------
Balance at March 31, 1999               14,422,503       (46,630)       26,802,152

Compensation under stock-based
  benefit plans                                 --            --           591,493
Purchase of 12,000 shares of common
  stock                                         --            --          (173,188)
Purchase of 11,318 shares of common stock
  for Stock Option Trust                        --            --          (164,808)
Exercise of stock options by
  Stock Option Trust                            --            --           445,536
Other comprehensive income                      --    (3,173,693)       (3,173,693)
Dividends ($.52 per share)                (867,759)           --          (867,759)
Net income - 2000                        2,037,146            --         2,037,146
------------------------------------------------------------------------------------
Balance at March 31, 2000               15,591,890    (3,220,323)       25,496,879
====================================================================================

See accompanying notes to consolidated financial statements

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended March 31, 2000, 1999 and 1998
====================================================================================
                                                 2000       1999       1998
------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                 $2,037,146    1,784,669     1,668,807
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                90,285       97,012       135,661
    Amortization of premium on savings
      deposits                                  381,384      381,384       381,384
    Provision for losses on loans                65,000       75,000       110,000
    Deferred income tax provision               (67,932)    (107,015)      (87,876)
    Noncash compensation under stock-
      based benefit plans                       591,493      722,313       541,401
    Loans originated for sale, net of
      repayments                                516,252     (920,390)   (3,682,878)
    Proceeds from sales of loans originated
      for sale                                       --    1,016,685     4,803,060
    Amortization of loan fees, premiums
      and discounts, net                        (70,067)    (198,331)     (172,819)
    Gain on sale of loans                            --           --       (96,428)
    Loss on sales of real estate owned           47,899        3,219            --
    Decrease (increase) in prepaid
      expenses and other assets                (593,718)     102,627      (277,520)
    Increase (decrease) in accrued expenses
      and other liabilities                     (47,911)      50,667       215,834
    Decrease (increase)in accrued
      interest receivable                      (144,394)     270,285      (116,104)
------------------------------------------------------------------------------------
Net cash provided by operating activities     2,805,437    3,278,125     3,422,522
------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of investment securities
    available-for-sale                       (4,184,845) (56,675,792)  (40,122,750)
  Proceeds from maturities and principal
    repayments of investment securities
    available-for-sale                        3,565,819   37,971,956    18,463,947
  Proceeds from maturities and principal
    repayments of investment securities
    held-to-maturity                            637,490   16,855,587    11,383,401
  Loan principal disbursements, net of
    repayments                              (17,492,164)  (5,562,643)   (2,048,299)
  Loan purchases                             (3,980,692)    (941,300)   (2,105,334)
  Investment in Federal Home Loan
    Bank stock                                 (766,500)          --       (67,500)
  Proceeds from sales of real estate owned      745,522       79,605       465,136
  Purchases of property and equipment            (9,897)     (36,619)      (17,871)
  Decrease (increase) in investment in and
    advances to affiliated corporation, net   2,525,000      325,000       (75,000)
------------------------------------------------------------------------------------
Net cash used in investing activities       (18,960,267)  (7,984,206)  (14,124,270)
------------------------------------------------------------------------------------
                                                                        (Continued)
                                     48

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Years ended March 31, 2000, 1999 and 1998
====================================================================================
                                                   2000       1999       1998
------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in savings
    accounts                                $(2,464,223)   8,201,620     1,054,831
  Net increase in borrowed funds             17,145,000    2,288,750     8,766,250
  Increase (decrease) in advance payments
    by borrowers for taxes, insurance and
    ground rents                                106,975)     (94,132)       33,390
  Purchases of common stock                    (173,188)  (3,470,996)     (966,297)
  Purchases of common stock for Stock
    Option Trust                               (164,808)    (652,544)           --
  Exercise of stock options by Stock Option
    Trust                                       445,536      266,649       105,930
  Dividends paid                               (869,319)    (911,617)     (751,204)
------------------------------------------------------------------------------------
Net cash provided by financing activities    14,025,973    5,627,730     8,242,900
------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                (2,128,857)     921,649    (2,458,848)
Cash and cash equivalents at beginning of
  year                                        4,161,054    3,239,405     5,698,253
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year    $ 2,032,197    4,161,054     3,239,405
====================================================================================
Supplemental information:
  Interest paid on savings accounts and
    borrowed funds                          $10,558,000    9,975,000     9,451,000
  Income taxes paid                           1,353,000    1,457,000     1,147,000
====================================================================================
Schedule of noncash investing and
  financing transactions:
  Transfers of loans receivable to
    investments in real estate owned        $   420,660      529,723            --
  Unrealized holding gain (loss) on
    securities available for sale,
    net of tax                               (3,173,693)    (256,938)      546,797
====================================================================================

See accompanying notes to consolidated financial statements.

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2000, 1999 and 1998
_________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of Harbor Federal Bancorp, Inc. (the Company) and its wholly owned subsidiary Harbor Federal Savings Bank (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior years have been reclassified to conform to the presentation for 2000.

     BUSINESS

     The Bank provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks in Maryland. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.

     BASIS OF PRESENTATION

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the statements of financial condition and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate owned. In connection with the determination of the allowance and the valuation of real estate, management prepares fair value analyses and obtains independent appraisals for significant properties, where appropriate.

     Management believes that the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Baltimore and the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations.

     CASH AND CASH EQUIVALENTS

     Cash equivalents includes Federal funds sold and are carried at cost which approximates fair value. Generally, Federal funds are purchased and sold for one-day periods.

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
_________________________________________________________________

(1)  CONTINUED

     INVESTMENT SECURITIES

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in income. Investments not classified as held-to-maturity or trading are considered available-for-sale and are reported at fair value, with unrealized holding gains and losses, net of the related tax effect, reported as other comprehensive income until realized. Fair value is determined based on published bid prices or bid quotations received from securities dealers. Realized gains and losses on sales are determined using the specific identification method.

     DISCOUNTS AND PREMIUMS ON LOANS AND INVESTMENT SECURITIES

     Discounts and premiums on loans and investment securities are deferred and amortized to income using the level-yield method over the contractual term of the loan or security.

     INTEREST ON FINANCING LEASES

     Leases included in loans receivable are accounted for as direct financing leases. The excess of rentals to be received over the cost of the investment in the lease is deferred and amortized to income using the level-yield method over the lease term.

     LOANS HELD FOR SALE

     Loans held for sale consisted primarily of mortgage loans at March 31, 2000 and 1999. These loans are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis.

     REAL ESTATE OWNED

     Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell. Costs relating to holding real estate are charged against income, while costs relating to improving real estate are capitalized until a salable condition is reached.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using the straight-line and accelerated methods over the estimated useful lives of the related assets. Additions and improvements are capitalized, and costs of repairs and maintenance are expensed as incurred. The related cost and accumulated depreciation or amortization are eliminated from the accounts when an asset is sold or retired and the resulting gain or loss is credited or charged to income.


                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
_________________________________________________________________

(1)  CONTINUED

     LOAN FEES

     Origination and commitment fees and direct origination costs of loans are deferred and amortized to income over the contractual lives of the related loans using the level-yield method. Under certain circumstances, commitment fees are recognized as income over the commitment period or upon expiration of the commitment.

     LOANS RECEIVABLE

     Loans are stated at the amount of unpaid principal reduced by discounts, unearned loan fees and the allowance for losses. Interest on loans is not accrued when, in the opinion of management, full collection of principal or interest is in doubt, or payment of principal or interest has become 90 days past due. Interest accrued prior to a loan becoming 90 days past due is retained in income. Such interest is considered in management's determination of the allowance for losses. Any interest received in excess of the amount previously accrued on such loans is recorded in income in the period of recovery.

     The provision for losses on loans is determined based on management's review of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current economic conditions and the status of nonperforming loans. Loans or portions thereof are charged off when considered uncollectible by management.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays (90 days or less) or shortfalls generally are not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and a corresponding provision for credit losses.

     Large groups of smaller balance homogenous loans, including residential mortgage loans and consumer installment loans, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

     PREMIUM ON SAVINGS ACCOUNTS

     In 1996, the Bank purchased certain assets and liabilities, principally loans and deposits, relating to three branch offices. The acquisition was accounted for using the purchase method and the excess of the purchase cost over the fair values of the net assets acquired of $3,044,642 was recorded as a premium on savings accounts which is being amortized to interest expense using the straight-line method over an estimated life of eight years.


                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
_________________________________________________________________

(1)  CONTINUED

     INCOME TAXES

     Deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized, with certain exceptions, for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence, including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

     Qualified thrift lenders, such as the Bank, are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $4,600,000 with an income tax effect of approximately $1,750,000 at March 31, 2000 and 1999. This bad debt reserve could become taxable in the future if certain conditions are not met by the Bank.

     STOCK-BASED BENEFIT PLANS

     The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Compensation cost is recorded on a pro-rata basis as the employees perform the services required to acquire the stock.

     The Company has established an Employee Stock Ownership Plan
     (ESOP) for its employees. The Company recognizes the costs associated with the ESOP in accordance with provisions of AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, compensation expense is recorded based on the market value of shares committed-to-be-released to the ESOP for allocation to participants for services rendered.

     PER SHARE DATA AND NET INCOME PER SHARE OF COMMON STOCK

     On July 15, 1998, the Board of Directors declared a 10% stock dividend, which was paid on August 10, 1998. An amount equal to the fair value of the common shares issued was transferred from retained income to common stock and additional paid-in capital, as appropriate. Except for the number of shares authorized, all references to per share information and numbers of shares in the consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.


                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
_________________________________________________________________

(1)  CONTINUED

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method. Unearned ESOP shares are not included in outstanding shares. Information related to the calculation of net income per share of common stock is summarized as follows for the years ended March 31:

                                     2000                   1999                  1998
                              --------------------     -----------------    --------------------
                              Basic       Diluted      Basic    Diluted     Basic      Diluted
------------------------------------------------------------------------------------------------
Net income                    $2,037,146 2,037,146  1,784,669  1,784,669   1,668,807  1,668,807
Dividends on unvested
  common stock awards                 --        --     (7,991)    (5,460)    (14,098)   (11,441)
------------------------------------------------------------------------------------------------
Adjusted net income
  used in EPS
  calculations                $2,037,146 2,037,146  1,776,678  1,779,209   1,654,709  1,657,366
================================================================================================
Weighted average
  shares outstanding           1,625,776 1,625,776  1,731,587  1,731,587   1,731,745  1,731,745

Effect of dilutive securities:
  Options                             --    32,852        --      61,269          --     54,680
  Unvested common
    stock awards                      --        --        --       4,983          --      6,161
------------------------------------------------------------------------------------------------
Adjusted weighted-average
  shares used in EPS
  computation                  1,625,776 1,658,628  1,731,587  1,797,839   1,731,745  1,792,586
================================================================================================


     COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale and is presented in the statements of income and comprehensive income. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(2)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     Investment securities available-for-sale are summarized as follows at March 31:

                                                         2000
                                   ---------------------------------------------------
                                                 Gross         Gross
                                   Amortized    unrealized    unrealized     Fair
                                     cost         gains         losses       value
--------------------------------------------------------------------------------------
U.S. Government and
  agency obligations              $52,993,085         --      (4,091,904)   48,901,181
Trust preferred securities          9,757,363         --      (1,354,148)    8,403,215
Preferred stock - Federal
  Home Loan Mortgage
  Corporation (FHLMC)                   6,339    338,324              --       344,663
Mortgage-backed securities:
  Government National Mortgage
    Association (GNMA)              7,742,336         --        (102,210)    7,640,126
  FHLMC                             1,369,173         --         (36,597)    1,332,576
---------------------------------------------------------------------------------------
                                  $71,868,296    338,324      (5,584,859)   66,621,761
=======================================================================================
                                                        1999
                                   ----------------------------------------------------
                                                 Gross         Gross
                                   Amortized    unrealized    unrealized     Fair
                                     cost         gains         losses       value
---------------------------------------------------------------------------------------
U.S. Government and
  agency obligations           $50,992,523        16,249      (636,718)    50,372,054
Trust preferred securities       8,610,862        90,722       (61,896)     8,639,688
Preferred stock - FHLMC              6,339       440,699            --        447,038
Mortgage-backed securities:
  GNMA                           9,949,731        94,160            --     10,043,891
  FHLMC                          1,822,194            --       (19,187)     1,803,007
---------------------------------------------------------------------------------------
                               $71,381,649       641,830      (717,801)    71,305,678
=======================================================================================


                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(2)  CONTINUED

     The amortized cost and estimated fair values of nonequity investment securities available-for-sale at March 31, 2000 and 1999, by contractual maturity, are shown below.
     Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

                                                 2000                         1999
                                        ------------------------    --------------------------
                                        Amortized         Fair      Amortized         Fair
                                           cost           value       cost           value
---------------------------------------------------------------------------------------------
Due after five through ten years        $ 2,999,007       2,842,320    3,998,882     4,007,160
Due after ten years                      59,751,441      54,462,076   55,604,503    55,004,582
Mortgage-backed securities                9,111,509       8,972,702   11,771,925    11,846,898
----------------------------------------------------------------------------------------------
                                        $71,861,957      66,277,098   71,375,310    70,858,640
==============================================================================================

     There were no sales of investment securities available-for-sale during the years ended March 31, 2000, 1999 and 1998.
     Accrued interest receivable on investment securities available-for-sale was approximately $594,000 and $523,000 at March 31, 2000 and 1999, respectively.

(3)  INVESTMENT SECURITIES HELD-TO-MATURITY

     Investment securities held-to-maturity are summarized as follows at March 31:

                                                         2000
                                   ---------------------------------------------------
                                                 Gross         Gross
                                   Amortized    unrealized    unrealized     Fair
                                     cost         gains         losses       value
--------------------------------------------------------------------------------------
Mortgage-backed securities:
  GNMA                            $  573,279      21,993         --         595,272
  FNMA                               807,498      20,402     (8,171)        819,729
  FHLMC                              204,063       7,011         --         211,074
--------------------------------------------------------------------------------------
                                  $1,584,840      49,406     (8,171)      1,626,075
======================================================================================
                                                         1999
                                   ---------------------------------------------------
Mortgage-backed securities:
  GNMA                            $  713,537      46,780         --         760,317
  FNMA                             1,097,280      39,424        (90)      1,136,614
  FHLMC                              411,513      22,432         --         433,945
--------------------------------------------------------------------------------------
                                  $2,222,330     108,636        (90)      2,330,876
======================================================================================

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(3)  CONTINUED

     There were no sales of investment securities held-to-maturity during the years ended March 31, 2000, 1999 and 1998. Accrued interest receivable on investment securities held-to-maturity was approximately $65,000 and $84,000 at March 31, 2000 and 1999, respectively.

(4)  LOANS RECEIVABLE

     Substantially all of the loans receivable are mortgage loans secured by residential and commercial real estate properties located in the state of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multifamily residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

     Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank's lending area. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrowers or guarantors. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

     Nonperforming loans amounted to approximately $559,000 and $986,000 at March 31, 2000 and 1999, respectively. For the years ended March 31, 2000, 1999 and 1998, the amount of interest income that would have been recorded on loans in nonaccrual status at year end had such loans performed in accordance with their terms, was approximately $41,000, $86,000 and 79,000, respectively. The actual interest income recorded on these loans for the years ended March 31, 2000, 1999 and 1998 was approximately $29,000, $60,000, and $67,000, respectively.

     The Bank, through its normal asset review process, has identified certain loans which management believes involve a degree of risk warranting additional attention. Such loans, totaling approximately $387,000 and $483,000 at March 31, 2000 and 1999, respectively, are not included above in nonperforming loans, but have exhibited potential or actual weaknesses which, if not corrected, would cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which could result in classification of such loans as nonperforming in the future.

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(4)  CONTINUED

     Changes in the allowance for losses were as follows for the years ended March 31:


                                      2000      1999     1998
-----------------------------------------------------------------
Beginning balance                  $ 457,000   490,000  380,000
Provision for losses on loans         65,000    75,000  110,000
Charge-offs                          (47,900) (108,000)      --
-----------------------------------------------------------------
Ending balance                     $ 474,100   457,000  490,000
=================================================================

     At March 31, 2000, 1999 and 1998, the Bank was servicing loans owned by others of approximately $2,985,000, $11,156,000 and $13,718,000, respectively.

     The Bank participates in a loan made to one of its directors by another financial institution. This loan was made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The Bank's outstanding balance on this loan was approximately $494,000 and $500,000 at March 31, 2000 and 1999, respectively.

     Accrued interest receivable on loans receivable was $876,000 and $792,000 at March 31, 2000 and 1999, respectively.

(5)  INVESTMENT IN AND ADVANCES TO AFFILIATED CORPORATION

     The investment in and advances to Bankers Affiliate, Inc.
     are as follows at March 31:

                                       2000         1999
-----------------------------------------------------------------
Capital stock, at cost              $      --        25,000
Advances                                   --     2,500,000
-----------------------------------------------------------------
                                    $      --     2,525,000
=================================================================

     Bankers Affiliate, Inc. was organized in April 1983 to make consumer loans and, until April 1999, was owned by the Bank and two other financial institutions. Advances were due on demand and bore interest at a rate determined by the Bank and the two other institutions. In April 1999, the Bank sold its interest in Bankers Affiliate, Inc. to one of the other institutions for the par value of the capital stock. At that time, the advances were repaid by Bankers Affiliate, Inc.

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(6)  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows at March
31:

                                         2000         1999       Useful life
------------------------------------------------------------------------------
Land                                  $  733,189      733,189            --
Buildings and improvements             1,227,405    1,227,405    15-30 years
Leasehold improvements                    33,000       33,000     5-10 years
Furniture, fixtures and equipment        892,481      882,584     5-10 years
Automobiles                               24,128       24,128        3 years
--------------------------------------------------------------   ============
Total, at cost                         2,910,203    2,900,306

Less accumulated depreciation
  and amortization                     1,230,075    1,139,790
--------------------------------------------------------------
Property and equipment, net           $1,680,128    1,760,516
==============================================================

     At March 31, 2000, the Bank was obligated under noncancellable long-term operating leases for two of its branch offices. These leases expire at dates to 2002 and provide for approximate aggregate rentals of $52,000 in 2001 and $9,000 in 2002. Rent expense was $57,072, $56,979 and $89,495 for the years ended March 31, 2000, 1999 and 1998, respectively.

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(7)  SAVINGS ACCOUNTS

     Savings accounts are summarized as follows at March 31:

                            Weighted average rate           2000                1999
                            ---------------------   -------------------   --------------------
                             2000          1999     Amount         %       Amount        %
----------------------------------------------------------------------------------------------
Certificates                 5.59%         5.31%    $117,996,786   65.2%  122,356,375   66.7%
Money market                 3.44%         3.38%      22,479,778   12.4%   23,121,853   12.6%
Passbook                     3.05%         3.05%      30,440,696   16.8%   29,265,439   16.0%
NOW                          0.71%         1.01%       7,342,685    4.1%    6,656,017    3.6%
Commercial checking             --           --        2,323,913    1.3%    1,631,153    0.9%
Christmas Club               3.04%         3.05%         312,943    0.2%      330,187    0.2%
----------------------------------------------------------------------------------------------
                                                     180,896,801  100.0%  183,361,024  100.0%
==============================================================================================
Acquisition premium, net of
  accumulated amortization
  of $1,550,850 and $1,169,466,
  respectively                                        (1,493,792)          (1,875,176)
----------------------------------------------------------------------------------------------
                                                    $179,403,009          181,485,848
==============================================================================================
Certificate accounts maturing:
  Under 12 months                                   $ 81,033,219   68.7%   71,414,952   58.4%
  12 months to 24 months                              13,964,038   11.8%   30,944,369   25.3%
  24 months to 36 months                              15,052,729   12.8%    8,858,634    7.2%
  36 months to 48 months                               4,473,701    3.8%    9,102,547    7.4%
  48 months to 60 months                               3,473,099    2.9%    2,035,873    1.7%
----------------------------------------------------------------------------------------------
                                                    $117,996,786  100.0%  122,356,375  100.0%
==============================================================================================


     At March 31, 2000 and 1999, certificates of $100,000 or more were approximately $13,494,000 and $11,653,000, respectively.

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(8)  BORROWED FUNDS

     Borrowed funds with interest rates and maturities are summarized as follows at March 31:

                                                  2000         1999
-------------------------------------------------------------------------

Securities sold under agreements to
  repurchase:

  4.9% matured June 1999                          $       --     4,675,000
  5.0% matured May 1999                                   --     6,000,000
  5.7% matured May 1999                                   --     3,880,000
  4.8% matured October 1999                               --     3,000,000
  5.93% due April 2000                             5,500,000            --
  6.00% due May 2000                               3,000,000            --
  6.08% due May 2000                               1,700,000            --

Federal Home Loan Bank advances,
  5.05%, due December 2007                                --    10,000,000
  5.71% due September 2004                         7,000,000            --
  5.48% due December 2009                         10,000,000            --
  5.92% due March 2010                            17,500,000            --
---------------------------------------------------------------------------
                                                 $44,700,000    27,555,000
===========================================================================

     The Bank enters into sales of mortgage-backed securities and investment securities with agreements to repurchase. Such agreements are treated as financings, and the obligations to repurchase securities sold are reported as liabilities in the consolidated statements of financial condition. The securities underlying the agreements are book-entry securities. The securities are delivered by appropriate entry into the counterparties' accounts maintained at the Federal Reserve Bank of New York.

     Information with respect to repurchase agreements is as follows for the years ended March 31:

                                                  2000        1999        1998
---------------------------------------------------------------------------------
Amount outstanding at year-end                 $10,200,000  17,555,000 15,266,250
Maximum outstanding at any month-end            23,310,000  17,555,000 16,500,000
Average outstanding                             15,878,333  13,119,000 14,210,000
Fair value of securities sold under
  repurchase agreements at year-end:
     Mortgage-backed securities                  7,587,722  10,043,892  2,017,108
     Investment securities                      11,136,300   8,902,100 13,950,500
Amortized cost of securities sold under
  repurchase agreements at year-end:
     Mortgage-backed securities                  7,742,336   9,949,732  1,980,396
     Investment securities                      11,995,856   8,995,502 14,000,000
==================================================================================

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________


(8)  CONTINUED

     Under a blanket floating lien security agreement with the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to maintain as collateral for its advances qualifying first mortgage loans in an amount equal to 100% of the advances. First mortgage loans of $34,500,000 were pledged as collateral at March 31, 2000. At the discretion of the FHLB, the interest rate on advances can be converted to a variable rate on a quarterly basis, at which time the Bank may repay the advances.

(9)  INCOME TAXES

     The income tax provision is composed of the following for the years ended March 31:

                                   2000       1999      1998
----------------------------------------------------------------
Current:
  Federal                       $1,167,111 1,133,199  1,005,289
  State                            258,371   250,866    222,550
----------------------------------------------------------------
                                 1,425,482 1,384,065  1,227,839
Deferred:
  Federal                          (55,621)  (87,618)   (71,948)
  State                            (12,311)  (19,397)   (15,928)
----------------------------------------------------------------
                                   (67,932) (107,015)   (87,876)
----------------------------------------------------------------
                                $1,357,550 1,277,050  1,139,963
================================================================

     The net deferred tax asset at March 31, 2000 and 1999 consists of total deferred tax assets of $2,911,192 and $854,550, respectively, and total deferred tax liabilities of $394,844 and $403,007, respectively. The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities relate to the following at March 31:

                                                        2000       1999
----------------------------------------------------------------------------
Interest and fees on loans                             $  33,856    41,071
Allowance for losses on loans                            183,097   176,493
Accrual basis of accounting and deferred compensation    392,422   400,941
Unamortized premium on savings deposits                  275,605   206,704
Federal Home Loan Bank stock dividends                  (207,351) (207,351)
Prepaid pension cost                                     (46,249)  (19,100)
Tax bad debt reserve in excess of base year             (141,244) (176,556)
Unrealized (gain) loss on investments available-
  for-sale                                             2,026,212    29,341
----------------------------------------------------------------------------
                                                      $2,516,348   451,543
============================================================================

                                                     (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(9)  CONTINUED

     A reconciliation between the income tax provision computed by multiplying income before income taxes by the statutory Federal income tax rate of 34% and the actual provision for income taxes is as follows for the years ended March 31:

                                   2000       1999      1998
----------------------------------------------------------------
Tax at statutory rate           $1,154,197 1,040,984    954,982
State income taxes, net of
  Federal income tax benefit       162,400   152,770    136,371
Nondeductible compensation
  costs                             42,318    94,612     59,239
Other, net                          (1,365)  (11,316)   (10,629)
----------------------------------------------------------------
Income tax provision            $1,357,550 1,277,050  1,139,963
================================================================

(10) REGULATORY MATTERS

     The Federal Deposit Insurance Corporation, through the Savings Association Insurance Fund (SAIF), insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is also a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta equal to at least 1% of the unpaid principal balances of its residential mortgage loans or 5% of its outstanding advances from the Bank, whichever is greater. Purchases and sales of stock are made directly with the Federal Home Loan Bank of Atlanta at par value.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (as defined in the regulations and as set forth in the table below). As of March 31, 2000, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.
                                                     (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(10) CONTINUED

     Regulatory capital amounts and ratios for the Bank are as follows (in thousands):


                                                                                   To be well
                                                               Minimum          capitalized under
                                                              for capital       prompt corrective
                                         Actual            adequacy purposes    action provisions
                                  ---------------------   -------------------   -----------------
                                   Amount        Ratio     Amount      Ratio     Amount     Ratio
-------------------------------------------------------------------------------------------------
As of March 31, 2000:
  Tier I core capital (a)          $17,765        7.20%   $9,871       4%       $12,239     >5%
  Tier I risk-based capital (b)     17,765       14.43%    4,923       4%         7,384     >6%
  Total risk-based capital (b)      18,391       14.94%    9,846       8%        12,307    >10%
As of March 31, 1999:
  Tier I core capital (a)           23,945       10.24%    9,356       4%        11,964     >5%
  Tier I risk-based capital (b)     23,945       21.00%    4,561       4%         6,841     >6%
  Total risk-based capital (b)      24,600       21.57%    9,122       8%        11,402    >10%

(a) Percentage of capital to ending assets.
(b) Percentage of risk-based capital to ending risk-weighted assets.

=================================================================================================


(11) STOCKHOLDERS' EQUITY AND RELATED MATTERS

     In 1994, the Board of Directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. The conversion was accomplished through amendment of the Bank's charter and the sale (on
     August 11, 1994) of the Company's common stock in an amount equal to the consolidated pro forma market value of the Company and the Bank after giving effect to the conversion.

     Federal regulations require that, upon conversion from mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain a savings account would be entitled to receive a distribution from the liquidation account after payment of all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible holders' savings accounts. At conversion, the liquidation account totaled approximately $14,500,000.
                                                     (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(11) CONTINUED

     OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution's capital stock, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution (Tier 1 Institution) may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year or 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior OTS approval.

     Bad debt reserves, deducted from income for federal income tax purposes and included in retained income of the Bank, are not available for the payment of cash dividends or other distributions to stockholders, without payment of taxes at the then-current tax rate by the Bank on the amount removed from the reserves for such distributions.

     During the years ended March 31, 1999 and 1998, the Board of Directors authorized the repurchase of up to 5% and 10% of the then outstanding shares, respectively. During the years ended March 31, 2000, 1999 and 1998, the Bank purchased 12,000, 186,280 and 61,000 shares, respectively, pursuant to these authorizations. The average cost of the shares purchased was $14.43, $18.63 and $15.84 per share, respectively.

(12) STOCK-BASED BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN

     On August 11, 1994, the ESOP acquired 191,848 shares of the Company's common stock in exchange for a note in conjunction with the conversion to a capital stock form of organization. The ESOP holds the common stock in a trust for allocation among participating employees. Shares are allocated to participants annually based on principal payments made on the note. The ESOP's sources of repayment of the note are dividends on the common stock, if any, and an annual contribution to the ESOP and earnings thereon. All employees who attain the age of 21 and complete six months of service are eligible to participate in the ESOP. Participants are 100% vested in their accounts after seven years of service or, if earlier, upon death, disability or attainment of normal retirement age. Participants received credit for service with the Bank prior to the establishment of the ESOP.
                                                  (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(12) CONTINUED

     For the years ended March 31, 2000, 1999 and 1998, compensation expense related to the ESOP was approximately $364,000, $494,000, and $378,000, respectively. Dividends on ESOP shares used for debt service by the ESOP for the years ended March 31, 2000, 1999 and 1998 were approximately $81,000, $77,000, and $50,000, respectively.

     The ESOP shares were as follows at March 31:

                                       2000         1999
----------------------------------------------------------------
Allocated shares                    147,065       119,022
Unearned shares                      44,783        72,826
----------------------------------------------------------------
                                    191,848       191,848
----------------------------------------------------------------
Fair value of unearned shares
  at March 31                      $582,179     1,210,749
================================================================

     STOCK OPTION PLAN

     The Company has a stock option plan which provides for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of grant. Employee options vest at 20% per year from the date of grant. Director options may be exercised at any time after the date of grant. Options expire ten years after the date of grant or one year after the date of an employee's termination.

     Information with respect to options is as follows for the years ended March 31:

                                                       2000       1999      1998
                                                     (shares)   (shares)  (shares)
----------------------------------------------------------------------------------
Outstanding at beginning of year - $9.66 per share    149,467   177,291   189,756
   Exercised                                          (48,786)  (27,502)  (10,967)
   Forfeited                                             (528)     (322)   (1,498)
----------------------------------------------------------------------------------
Outstanding at end of year - $9.66 per share          100,153   149,467   177,291
----------------------------------------------------------------------------------
Exercisable at end of year                            100,153   118,721   115,807
==================================================================================

     In connection with the stock option plan, the Company established a Stock Option Trust to purchase shares in the open market or unissued shares of stock. The Company purchased for the trust 11,318 shares for $164,808 and 35,841 shares for $652,544 in 2000 and 1999, respectively. No shares were purchased for the trust in 1998. The Company is authorized to purchase up to 6,124 shares for the Stock Option Trust in the open market at March 31, 2000.


                                                  (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(12) CONTINUED

     MANAGEMENT RECOGNITION PLAN

     Effective January 13, 1995, the Company established a Management Recognition Plan (MRP) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers were awarded a total of 95,923 shares of stock which are held in a separate trust that manages the MRP. Shares awarded to participants in the MRP vested at a rate of 20% per year on each anniversary of the effective date of the MRP. For the years ended March 31, 2000, 1999 and 1998, compensation expense related to the MRP was $24,456, $61,581 and $113,790, respectively.

(13) RETIREMENT PLANS

     Substantially all employees are included in a defined contribution pension plan. Benefits under the plan are funded partly by contributions to trust funds and partly by payments of premiums on life insurance policies. For the years ended March 31, 2000, 1999 and 1998, pension expense was $89,370, $122,673 and $112,459, respectively.

     The Bank has a retirement agreement with the President of the Bank and a retirement plan for directors who were members of the Board of Directors at the date of conversion to a capital stock form of organization and not employees at that date. The President's benefits are equal to 60% of his average salary for the final three years of service in excess of his pension. Nonemployee directors' benefits are equal to annual directors' fees times a benefit percentage. Such benefit percentages are 33-1/3%, 66-2/3% and 100% for 6 to 14 years, 15 to 24 years, and 25 years or more of service on the Board of Directors, respectively. Benefits are payable on each of the ten anniversary dates following retirement. For the years ended March 31, 2000, 1999 and 1998, compensation expense related to these plans was $4,461, $11,556 and $97,034, respectively.

                                                  (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________


(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of financial instruments are summarized as follows at March 31:

                                         2000                        1999
                                  ---------------------   ------------------------
                                  Carrying       Fair       Carrying        Fair
                                  amount         value       amount        value
----------------------------------------------------------------------------------

Assets:
  Cash                          $  1,333,619    1,334,000   1,615,617    1,616,000
  Federal funds sold                 698,578      699,000   2,545,437    2,545,000
  Investment securities
    available-for-sale            66,621,761   66,622,000  71,305,678   71,306,000
  Investment securities
    held-to-maturity               1,584,840    1,626,000   2,222,330    2,331,000
  Loans receivable               173,800,267  166,628,000 153,126,879  151,759,000
  Investment in Federal Home
    Loan Bank stock                2,200,000    2,200,000   1,433,500    1,434,000
  Accrued interest receivable      1,571,426    1,571,000   1,427,032    1,427,000

Liabilities:
  Savings accounts               179,403,009  181,123,000 181,485,848  182,501,000
  Borrowed funds                  44,700,000   44,700,000  27,555,000   27,555,000
  Advances payments by borrowers
    for taxes, insurance and
    ground rents                   1,948,647    1,949,000   1,841,672    1,842,000
====================================================================================

     Fair value estimates and the methods and assumptions used to determine them are set forth below for financial instruments outstanding as of March 31, 2000 and 1999.

     CASH AND FEDERAL FUNDS SOLD

     The carrying amounts approximate fair value due to the short maturity of these instruments.

     INVESTMENT SECURITIES

     The fair values of investment securities are based on bid prices received from an external pricing service or bid quotations received from securities dealers.

                                                  (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(14) CONTINUED

     LOANS RECEIVABLE

     The fair value of residential loans is calculated by discounting anticipated cash flows determined based on weighted-average contractual maturity, weighted-average coupon and certain prepayment assumptions. Prepayment speed estimates are derived from published historical prepayment experience in the mortgage pass-through market and recent issuance activity in the primary and secondary mortgage markets. The discount rate used is calculated by adding to the Treasury yield for the corresponding weighted-average maturity associated with each prepayment assumption a market spread as observed for mortgage-backed securities with similar characteristics. The fair values of multifamily and nonresidential loans are calculated by discounting the contractual cash flows at the Bank's current nonresidential loan origination rate. Construction, land and commercial loans, loans secured by savings accounts and mortgage lines of credit are considered to be at fair value due to their adjustable rate nature. The fair value of consumer loans is calculated by discounting the contractual cash flows at the Bank's current consumer loan origination rate. The fair value of nonperforming loans is determined by reducing the carrying value of the loans by the Bank's historical loss percentage for each specific loan category.

     INVESTMENTS IN FEDERAL HOME LOAN BANK STOCK

     The carrying amounts approximate fair value based on the redemption provisions of the Federal Home Loan Bank.

     ACCRUED INTEREST RECEIVABLE

     The carrying amounts approximate fair value.

     SAVINGS ACCOUNTS

     The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest bearing NOW accounts, money market and statement savings accounts, is equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rates are based on the rates currently offered by the Bank for deposits of similar maturities.

     BORROWED FUNDS

     Securities sold under agreements to repurchase and FHLB advances are considered to be at fair value.

     ADVANCE PAYMENTS BY BORROWERS FOR TAXES, INSURANCE AND
     GROUND RENTS

     The carrying amount of advance payments by borrowers for taxes, insurance and ground rents approximates its fair value.

                                                  (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
________________________________________________________________

(14) CONTINUED

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business, including mortgage loan commitments and lines of credit on commercial business loans and home equity loans. These instruments involve, to various degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contract amount of the financial instrument. The Bank uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. The contract amounts of financial instruments with off-balance-sheet risk were as follows at March 31:

                                                            2000
                                                  ---------------------------
                                                  Fixed rate    Floating Rate
-----------------------------------------------------------------------------
Residential mortgage loans to be funded            $521,600        994,050
Commercial mortgage loans to be funded              199,900             --
Undisbursed lines of credit                              --        792,391
------------------------------------------------------------------------------
                                                   $721,500      1,786,441
==============================================================================

     Residential mortgage loan commitments usually expire within thirty days. The interest rate range on fixed rate mortgage loan commitments was from 7.75% to 8.5% at March 31, 2000. These mortgage loan commitments and undisbursed lines of credit are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

     The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

     LIMITATIONS

     Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                  (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
_______________________________________________________________

(15) SUBSEQUENT EVENT

     On May 3, 2000, the Company signed an agreement to be acquired by Provident Bankshares Corporation (Provident). The agreement provides for Provident to exchange 1.256 shares of its common stock for each outstanding share of the Company's common stock. The transaction is subject to certain terms and conditions and regulatory approvals and is expected to be consummated in the third quarter of 2000.

(16) CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Summarized financial information for the Company is as follows as of and for the years ended March 31:


STATEMENTS OF FINANCIAL CONDITION
                                               2000           1999
-------------------------------------------------------------------------
Cash and cash equivalents                    $ 1,631,322        134,860
Investment securities available-for-sale       8,403,215      8,639,687
Investment in the Bank                        15,299,090     23,981,868
Prepaid expenses and other assets                815,458        198,110
-------------------------------------------------------------------------
                                             $26,149,085     32,954,525
=========================================================================
Loan payable - Bank                          $   407,118      5,884,215
Other liabilities                                245,088        268,158
-------------------------------------------------------------------------
                                                 652,206      6,152,373
Stockholders' equity                          25,496,879     26,802,152
-------------------------------------------------------------------------
                                             $26,149,085     32,954,525
=========================================================================
STATEMENTS OF INCOME
                                            2000          1999        1998
------------------------------------------------------------------------------
Income:
  Interest income                        $  840,587     382,457     194,673
------------------------------------------------------------------------------
Expenses:
  Interest expense                          160,228     114,602      89,742
  Professional fees                          83,050      40,200      32,837
  Other expenses                             38,353      37,822      36,891
------------------------------------------------------------------------------
                                            281,631     192,624     159,470
------------------------------------------------------------------------------
Income before income taxes and equity in
  net income of subsidiary                  558,956     189,833      35,203
Income taxes                                215,900      73,300      13,600
------------------------------------------------------------------------------
Income before equity in net income
  of subsidiary                             343,056     116,533      21,603
Equity in net income of subsidiary        1,694,090   1,668,136   1,647,204
------------------------------------------------------------------------------
Net income                               $2,037,146   1,784,669   1,668,807
==============================================================================

                                                    (Continued)

HARBOR FEDERAL BANCORP, INC.  AND SUBSIDIARY

Notes to Consolidated Financial Statements
______________________________________________________________

(16) Continued

STATEMENTS OF CASH FLOWS
                                                  2000        1999        1998
---------------------------------------------------------------------------------
Operating activities:
  Net income                                  $ 2,037,146   1,784,669   1,668,807
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Equity in net income of subsidiary        (1,694,090) (1,668,136) (1,647,204)
     Noncash compensation under stock-
       based benefit plans                        591,493     722,313     541,401
     Other, net                                   (52,623)   (164,282)     94,462
---------------------------------------------------------------------------------
Net cash provided by operating activities         881,926     674,564     657,466
---------------------------------------------------------------------------------
Investing activities:
  Dividend distribution from Bank               8,000,000          --   4,000,000
  Purchases of investment securities
    available-for-sale                         (1,146,588) (8,742,848)         --
---------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                    6,853,412) (8,742,848)  4,000,000
---------------------------------------------------------------------------------
Financing activities:
  Purchases of common stock                      (173,188) (3,470,996)   (966,297)
  Purchase of common stock for
    Stock Option Trust                           (164,808)   (652,544)         --
  Exercise of stock options by Stock
    Option Trust                                  445,536     266,649     105,930
  Increase in (repayment of) borrowings        (5,477,097)  4,971,385    (224,010)
  Dividends paid                                 (869,319)   (911,617)   (751,204)
---------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                   (6,238,876)    202,877  (1,835,851)
---------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents     1,496,462  (7,865,407)  2,821,885

Cash and cash equivalents at beginning of year    134,860   8,000,267   5,178,382
---------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $1,631,322     134,860   8,000,267
=================================================================================

                               72

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

                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT
---------------------------------------------------------------

     The following table sets forth the name of each member of the Board of Directors of the Company. Also set forth is certain other information with respect to each person's age, the year he first became a director of Harbor Federal and the
expiration of his term as a director.   Each director of the
Company is also a member of the Board of Directors of the Bank.

                               YEAR FIRST
                               ELECTED AS       CURRENT
                               DIRECTOR OF       TERM
NAME                   AGE      THE BANK       TO EXPIRE
----                   ---     -----------     ---------
Joseph J. Lacy         67        1963            2000
John H. Riehl, III     70        1990            2000
Lawrence W. Williams   46        1996            2000
Robert A. Williams     70        1955            2001
J. Kemp Roche          67        1965            2002
Gideon N. Stieff, Jr.  70        1969            2002

    Set forth below is information concerning the Company's directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

    JOSEPH J. LACY served until 1998 as President of Lacy
Foundries, Inc., a manufacturer of iron, brass and aluminum castings in Baltimore, Maryland. He has been a member of the Board of Directors of Mercy Medical Center, Jenkins Nursing Home and associated Catholic charities.

    JOHN H. RIEHL, III is General Partner of Riehl Estate
Management Co. in Baltimore, Maryland. He is a former trustee of Saint Mary's Spiritual Center and a member of the Parish
Council - Shrine of the Sacred Heart Church.

    LAWRENCE W. WILLIAMS is Executive Vice President and
Community Reinvestment Officer for Harbor Federal. Mr. Williams serves as a Board Member for Bel Air Edison Housing Services and is a certified instructor for the Institute of Financial
Education. He also hosts "The Bankers Hour", a weekly radio show which airs on WCBM, Baltimore.

    ROBERT A. WILLIAMS has been affiliated with Harbor Federal since 1955 when he was appointed to the Board of Directors. In March of 1964 he was elected President of Harbor Federal. Mr. Williams is a past director of the Greater Baltimore Real Estate Board and for many years was a Director of Neighborhood Housing Services of Baltimore. He has also served as Chairman of the Maryland League of Financial Institutions and on the Boards of the Foundation for Savings Institutions, the South-East Conference of the U.S. League for Financial Institutions and the Federal Home Loan Bank of Atlanta.

    J. KEMP ROCHE had been employed as a sales representative for 29 years at St. Joe Paper Co. of Jacksonville, Florida. He is currently retired.

    GIDEON N. STIEFF, JR. served until 1990 as Executive Vice President of Kirk-Stieff Co., a manufacturer of silver products, in Baltimore, Maryland. He has served on the Board of Directors of the Baltimore Opera Company and as Chairman of the Board of the Mount Clare Plantation Foundation, and he is a member of the Kiwanis Club of Baltimore City.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Pursuant to regulations promulgated under the Exchange
Act, the Company's officers and directors and all persons who beneficially own more than ten percent of the Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports which is has received in the past fiscal year or with respect to the past fiscal year, or written representations from the Reporting Person that no annual report of changes in beneficial ownership were required, the Company believes that during fiscal year 2000 all Reporting Persons have complied with these reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    Summary Compensation Table. The following table sets forth information regarding cash and noncash compensation for each of the three fiscal years ended March 31, 2000 awarded to or earned by the chief executive officer and the one other executive officer whose salary and bonus exceeded $100,000 for services rendered in all capacities to the Company and Harbor Federal and its subsidiaries during those years.

                                        ANNUAL COMPENSATION
NAME AND                FISCAL       --------------------------
PRINCIPAL POSITIONS      YEAR       SALARY    BONUS    OTHER(1)   ------------------
-     ------      ------    -----    --------
Robert A. Williams        2000       $123,958   $47,708  $45,352
 Chief Executive Officer, 1999        122,372    47,845   45,352
 President and Director   1998        118,360    49,755   44,452

Norbert J. Luken          2000       $ 97,864   $34,644  $30,000
  Chief Financial         1999         97,094    35,006   30,000
  Officer, Treasurer      1998         94,024    37,041   30,000

__________________
(1) Reflects combined compensation under the Company's ESOP and money purchase plan of $30,000 per year for Mr. Williams and Mr. Luken; for Mr. Williams, also reflects annual deferred compensation funded by the payment of premium on life insurance policy of $4,552 and annual director's fees of $10,800.

    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Value. The following table sets forth information regarding option exercises during the fiscal year ended March 31, 2000 and the number and potential value at March 31, 2000 of options held by the named executive officers.

                                                     Number of Securities           Value of Unexercised
                                                    Underlying Unexercised        In-the-Money Options/SARs
                                                 Options/SARs at Fiscal Year-End   at Fiscal Year-End($)(1)
                    Shares Acquired    Value     -------------------------------  --------------------------
                    on exercise(#)  Realized($)  Exercisable     Unexercisable    Exercisable Unexercisable
                    --------------- ----------   -----------     -------------    ----------- -------------
Robert A. Williams     1,000          $ 14,156      51,702         --              $172,731     $    --
Norbert J. Luken      16,676           204,953          --         --                    --          --

__________________
(1) Based on the difference between the closing sale price of the Common Stock on
    March 31, 2000 as reported on the Nasdaq Stock Market ($13.00 per share) and the exercise price ($9.6591 per share).

DIRECTOR COMPENSATION

    Fees.  Directors received fees of $900 per meeting.
During fiscal 2000, directors' fees totaled $64,800.

    Director Retirement Plan. Harbor Federal maintains a retirement plan for non-employee directors (the "Director Retirement Plan") for its directors (i) who were members of Harbor Federal's Board of Directors at the date of completion of the conversion of Harbor Federal from mutual to stock form (the "Conversion"), and (ii) who were not then employees. A participant in the Director Retirement Plan will receive, on each of the ten annual anniversary dates of his or her retirement, an amount equal to the product of his or her "benefit percentage" and the amount of the annual fee he or she received for service on the Board during the calendar year preceding his or her retirement. A participant's "benefit percentage" is based on his or her overall years of service on the Board of Directors of Harbor Federal (and Highland Federal Savings and Loan Association, which merged into Harbor Federal in 1981), and increases in increments of 33-1/3% from 0% for less than six years of service, to 33-1/3% for six years or more of service, to 66-2/3% for 15 years or more of service, to 100% for 25 or more years of service; provided that a participant's "benefit percentage" accelerates to 100% if the participant completes five years of service and retires from service on the Board on or after age 70. If a participant dies, his or her surviving spouse will receive an amount equal to 50% of the benefits that would have been paid to the participant under the Director Retirement Plan if the participant had survived to collect the full benefits payable for retirement or disability (provided that disability payments had commenced prior to the participant's death). Harbor Federal will pay such benefits from its general assets, and has established a trust in order to hold assets with which to pay benefits. Trust assets are subject to the claims of Harbor Federal's general creditors.

    Deferred Compensation Plan. Harbor Federal has established a Deferred Compensation Plan (the "Deferred Compensation Plan") for the exclusive benefit of members of Harbor Federal's Board of Directors and executive officers of Harbor Federal. Pursuant to the terms of the Deferred Compensation Plan, directors may elect to defer the receipt of all or part of their future fees, and eligible officers may elect to defer receipt of up to 25% of their future compensation. Deferred amounts will be credited to a bookkeeping account in the participant's name, which will also be credited quarterly with the investment return which would have resulted if such deferred amounts had been invested, based upon the participant's choice, in either Common Stock or Harbor Federal's highest annual rate of interest on certificates of deposit, regardless of their term. Participants may cease future deferrals any time. Each participant may elect the time and manner of distribution for amounts deferred and any related accumulated earnings.

    Employment Agreements. The Company and Harbor Federal have entered into an employment agreement with Robert A. Williams, President and Chief Executive Officer of Harbor Federal and of the Company. In such capacities, Mr. Williams is responsible for overseeing all operations of Harbor Federal and the Company, and for implementing the policies adopted by the Board of Directors.

    The employment agreement provides for a term of three years, with an annual base salary equal to Mr. Williams' existing base salary rate in effect on the date of Conversion. On each anniversary date from the date of commencement of the employment agreement, the term of employment is extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of Mr. Williams has met the required performance standards and that such employment agreement should be extended. The employment agreement provides Mr. Williams with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits and vacation and sick leave. In addition, if the Company terminates Mr. Williams' employment with the Company for any reason other than termination for "just cause", then notwithstanding termination of Mr. Williams' employment and the employment agreement, Mr. Williams and his dependents shall continue to participate in the Company's group health insurance plan for the life of Mr. Williams. The employment agreement will terminate upon Mr. Williams' death or disability, and is terminable by Harbor Federal for "just cause" as defined in the employment agreement. In the event of termination for just cause, no severance benefits are available. If the Company or Harbor Federal terminates Mr. Williams without just cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional 12-month period. If the employment agreement is terminated due to Mr. Williams' "disability" (as defined in the employment agreement), he will be entitled to a continuation of his salary and benefits for up to 180 days following such termination. Severance benefits payable to Mr. Williams or to his estate will be paid in a lump sum or in installments, as he (or his estate) elects. Mr. Williams is able to voluntarily terminate his employment agreement by providing 60 days' written notice to the Boards of Directors of Harbor Federal and the Company, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

    The employment agreement contains provisions stating that
in the event of Mr. Williams' involuntary termination of employment in connection with, or within 24 months after, any change in control of Harbor Federal or the Company, other than for "just cause," or Mr. Williams voluntarily terminates his employment within 30 days of such change in control. Mr. Williams will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that he receives on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of Harbor Federal's or Company's voting stock, the control of the election of a majority of Harbor Federal's or the Company's directors, or the exercise of a controlling influence over the management or policies of Harbor Federal or the Company. In addition, under the employment agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or Harbor Federal at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Company or Harbor Federal, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The employment agreement with Harbor Federal provides that within 5 business days of a change in control, Harbor Federal shall fund, or cause to be funded, a trust in the amount of 2.99 times Mr. Williams base amount, that will be used to pay Mr. Williams amounts owned to him upon termination other than for just cause within one year of the change in control. The amount to be paid to Mr. Williams from this trust upon his termination is determined according to the procedures outlined in the employment agreement with Harbor Federal, and any money not paid to Mr. Williams is returned to Harbor Federal. The employment agreement also provides for a similar lump sum payment to be made in the event of Mr. Williams' voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following the change in control, which have not been consented to in writing by Mr. Williams, including (i) the requirement that he perform his principal executive functions more than 35 miles from Harbor Federal's current primary office, (ii) a reduction in his base compensation as then in effect, (iii) the failure of the Company or Harbor Federal to maintain existing or substantially similar employee benefit plans, including material vacation, fringe benefits, stock option and retirement plans, (iv) the assignment to Mr. Williams of duties and responsibilities which are other than those normally associated with his position with Harbor Federal, (v) a material reduction in his authority and responsibility, and (vi) the failure to re-elect Mr. Williams to the Company's or Harbor Federal's Board of Directors. The aggregate payments that would be made to Mr. Williams assuming his termination of employment under the foregoing circumstances at March 31, 2000 would have been approximately $732,000. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the
Company.   If Mr. Williams were to prevail over the Company and
Harbor Federal in a legal dispute as to the employment agreement, he would be reimbursed for his legal and other expenses.

    Supplemental Executive Retirement Agreement.  Harbor
Federal has entered into a supplemental executive retirement agreement (the "SERA") with Mr. Williams. Pursuant to the terms of the SERA, upon Mr. Williams's termination of employment with the Company or Harbor Federal for reasons other than death, disability or removal for just cause, he will be entitled to receive annual payments from Harbor Federal in an amount equal to 60% of his "Average Annual Compensation" less his "Annual Offset Amount." "Average Annual Compensation" means the average of Mr. Williams annual compensation for the three calendar years preceding his termination of employment, and "Annual Offset Amount" means the benefits Mr. Williams would receive in the form of an annuity under Harbor Federal's Money Purchase Plan upon his termination of employment. Such annual payments shall be made for 10 years, unless Mr. Williams elects an alternative time and manner of payment. Harbor Federal has established an irrevocable grantor trust to hold assets to provide itself with a source of funds to assist Harbor Federal in meeting its liabilities under the SERA.

    In the event Mr. Williams terminates employment due to disability as determined under his employment agreement, Mr. Williams would receive annual payments for 10 years in the amount equal to 60% of his Average Annual Compensation less his Annual Offset Amount, beginning on the first day of the second month after his termination of employment. Termination for
"just cause" (as determined under Mr. Williams' employment agreement) would result in his forfeiture of all retirement benefits under the SERA. In the event Harbor Federal terminates Mr. Williams's employment for other than "just cause" or in the event of termination of employment in connection with a change in control (as defined in Mr. Williams's employment agreement) which triggers the payment of compensation to Mr. Williams under the terms of his employment agreement, then the present value of the benefits payable to Mr. Williams would be paid in one lump sum within 10 days of termination of employment or within 10 days following a change in control, if earlier.

    Severance Agreement. The Company and Harbor Federal have entered into a severance agreement with Norbert J. Luken. The severance agreement will terminate on the earlier of (a) three years after the date of completion of the Conversion, and (b) the date on which Mr. Luken terminates employment with the Corporation and Harbor Federal, provided that the rights under the severance agreement will continue following termination of employment if the severance agreement was in effect at the date of the change in control. On each annual anniversary date from the date of commencement of the severance agreement, the term of the severance agreements may be extended for an additional one year period beyond the then effective expiration date, upon determination by the Board of Directors that the performance of Mr. Luken has met the required performance standards and that such severance agreement should be extended.

    The severance agreement contains provisions stating that in the event of involuntary termination of employment in connection with, or within 24 months after, any change in control of Harbor Federal or the Company, other than for "just cause," Mr. Luken will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that the he receives on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of Harbor Federal's or Company's voting stock, the control of the election of a majority of Harbor Federal's or the Company's directors or the exercise of a controlling influence over the management or policies of Harbor Federal or the Company. In addition, under the severance agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or Harbor Federal at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Company or Harbor Federal, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The severance agreement with Harbor Federal provides that within 5 business days of a change in control, Harbor Federal shall fund, or cause to be funded, a trust in the amount of 2.99 times the base amount, that will be used to pay amounts owed to him upon termination other than for just cause within one year of the change in control. The amount to be paid to Mr. Luken from this trust upon his termination is determined according to the procedures outlined in the severance agreement with Harbor Federal, and any money not paid to him is returned to Harbor Federal. The severance agreement also provides for a similar lump sum payment to be made in the event of Mr. Luken's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following the change in control, which have not been consented to in writing by him, including (i) requiring him to perform his principal executive functions more than 35 miles from Harbor Federal's current primary office, (ii) reducing his base compensation as then in effect, (iii) failing to maintain existing employee benefit plans, including material vacation, fringe benefits, stock option and retirement plans, (iv) assigning material duties and responsibilities to him which are other than those normally associated with his position with Harbor Federal, and (v) materially diminishing his authority and responsibility. The aggregate payment that would be made to Mr. Luken assuming his termination of employment under the foregoing circumstances at March 31, 2000 would have been approximately $494,000. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that Mr. Luken prevails over the Company and Harbor Federal in a legal dispute as to the severance agreement, he will be reimbursed for his legal and other expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

    Persons and groups owning in excess of 5% of the Company's Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table sets forth, at the Record Date, certain information as to the Common Stock believed by management to be beneficially owned by persons owning in excess of 5% of the Company's Common Stock, by each individual director and named executive officers and by all directors and executive officers of the Company as a group.

                                         Amount and           Percent of
                                         Nature of            Shares of
Name and Address                         Beneficial          Common Stock
of Beneficial Owner                      Ownership            Outstanding
-------------------                      ----------          ------------
Harbor Federal Bancorp, Inc.             174,208 (1)            10.47% (1)
Employee Stock Ownership Plan ("ESOP")
705 York Road
Baltimore, Maryland  21204

Joseph J. Lacy                            29,940                 1.80
John H. Riehl, III                        34,699                 2.09
Lawrence W. Williams                      65,535 (2)             3.86
Robert A. Williams                       114,452 (3)             6.67
J. Kemp Roche                              4,719                  .28
Gideon N. Stieff, Jr.                     22,779                 1.37
Norbert J. Luken, Jr.                     67,867 (4)             4.08

All directors and                        339,991 (5)            19.45%
 executive officers
 as a group (7 persons)

_____________
(1) These shares are held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid. The ESOP trustees, currently Directors Lacy, Riehl and Stieff, vote all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees' best judgment. The ESOP trustees vote all allocated shares in accordance with the instructions of the participating employees. As of March 31, 2000, the ESOP owned an aggregate of 174,208 shares, of which 129,425 shares had been allocated to the accounts of participants.
(2) Includes 31,976 shares that may be purchased pursuant to the exercise of stock options and 12,600 shares allocated to Mr. L. Williams' account under the ESOP.
(3) Includes 51,702 shares that may be purchased pursuant to the exercise options and 17,610 shares allocated to Mr. Williams' account under the ESOP.
(4) Includes 16,649 shares allocated to Mr. Luken's account under the ESOP.
(5) Includes 83,678 shares which all directors and executive officers as a group had a right to purchase pursuant to the exercise of stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    Harbor Federal offers loans to its directors, officers and employees. These loans currently are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. Under current law, Harbor Federal's loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans to such persons above the greater of $25,000 or 5% of Harbor Federal's capital and surplus must be approved in advance by a disinterested majority of the Board of Directors.

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

    10.3 Employment Agreement and Guaranty Agreement between Thomas J. Riehl and Bank Street
                Mortgage Company and Harbor Federal Bancorp,
                Inc.(3)

    10.4        Harbor Federal Savings Bank Non-Employee
                Director Retirement Plan, as amended (2)

    10.5        Harbor Federal Savings Bank Deferred
                Compensation Plan, as amended (4)

    10.6        Harbor Federal Savings Bank Supplemental
                Executive Retirement Agreement with Robert
                Williams (renamed Grantor Trust), as amended (4)

    10.7        Harbor Federal Bancorp, Inc. Incentive
                Compensation Plan, as amended (4)

    10.8        Harbor Federal Bancorp, Inc. 1995 Stock
                Option and Incentive Plan and Trust, as
                amended (3)

    10.9        Harbor Federal Bancorp, Inc. Management
                Recognition Plan and Trust, as amended (3)

    10.10       Harbor Federal Bancorp, Inc. 1999 Stock
                Incentive Plan (5)

    21          Subsidiaries *

    23          Consent of KPMG LLP *

    27          Financial Data Schedule *
__________
*   Filed as an exhibit to this report.
(1) Some or all incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75624).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1994 and the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75624) and the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

     (b) No report on Form 8-K was filed during the last quarter of the fiscal year covered by this report.

                      SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HARBOR FEDERAL BANCORP, INC.


Date: Date: June 15, 2000    By:/s/ Robert A. Williams
                                _______________________________
                                Robert A. Williams
                                President
                                (Duly Authorized Representative)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert A. Williams                 Date: June 15, 2000
    __________________________________
    Robert A. Williams
    President
    (Director and Principal Executive Officer)


By: /s/ Norbert J. Luken                   Date: June 15, 2000
    __________________________________
    Norbert J. Luken
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Joseph J. Lacy                     Date: June 15, 2000
    __________________________________
    Joseph J. Lacy
    Director


By: /s/ John H. Riehl, III                 Date: June 15, 2000
    __________________________________
    John H. Riehl, III
    Director


By: /s/ J. Kemp Roche                      Date: June 15, 2000
    __________________________________
    J. Kemp Roche
    Director


By: /s/ Gideon N. Stieff, Jr.              Date: June 15, 2000
    __________________________________
    Gideon N. Stieff, Jr.
    Director

By: /s/ Lawrence W. Williams               Date: June 15, 2000
    __________________________________
    Lawrence W. Williams
    Director