Form 10QSB
period 2000-06-30
HARBOR FEDERAL BANCORP INC
filed 2000-08-10
CIK 919553

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Mark One

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from _______________to ____________________.

Commission File Number: 0-24194
                       --------



                          HARBOR FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  MARYLAND                                                       52-1860591
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                           Identification No.)

 705 York Road, Baltimore, Maryland                                21204-2562
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code : (410) 321-7041
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.     Yes    x       no
                                                            -----        -----

     As of June 30, 2000, 1,664,515 shares of the registrant's Common Stock, par value $0.01 per share, were issued and outstanding.

     Transitional small business disclosure format (check one): YES      NO X
                                                                    ---    ---

                          HARBOR FEDERAL BANCORP, INC.

                               Baltimore, Maryland


                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  --------------------

                  Consolidated Statements of Financial Condition -- As of June 30, 2000 (Unaudited) and March 31, 2000

                  Consolidated  Statements of Income and  Comprehensive
                    Income (Loss) for the three months ended June 30, 2000 and 1999 -- (Unaudited)

                  Consolidated Statements of Cash Flows
                    for the three months ended June 30, 2000 and 1999 -- (Unaudited)

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

         Item 3.  Defaults Upon Senior Securities
                  -------------------------------

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         Item 5.  Other Information
                  -----------------

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                          PART I. FINANCIAL INFORMATION

                          HARBOR FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                                                      June 30,          March 31,
                                                                      --------          ---------
      Assets                                                            2000               2000
      ------                                                            ----               ----
                                                                    (Unaudited)
Cash:
      On hand and due from banks                                   $   1,558,622        1,250,115
      Interest-bearing deposits                                               --           83,504
Federal funds sold                                                       983,765          698,578
Investment securities available-for-sale                              66,300,636       66,621,761
Investment securities held-to-maturity,
      fair value of $1,441,760 and $1,626,075, respectively            1,405,292        1,584,840
Loans receivable, net                                                174,276,544      173,800,267
Accrued interest receivable                                            2,154,969        1,571,426
Investment in Federal Home Loan Bank stock, at cost                    2,200,000        2,200,000
Real estate owned                                                         31,983           74,138
Property and equipment, net                                            1,660,210        1,680,128
Prepaid expenses and other assets                                      3,070,202        3,547,270
                                                                   -------------    -------------
            Total assets                                           $ 253,642,223      253,112,027
                                                                   =============    =============


      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
      Savings accounts                                             $ 172,837,947      179,403,009
      Borrowed funds                                                  50,400,000       44,700,000
      Advance payments by borrowers for taxes,
            insurance and ground rents                                 2,542,020        1,948,647
      Accrued expenses and other liabilities                           1,917,385        1,563,492
      Federal and state income taxes payable                             271,643               --
                                                                   -------------    -------------
            Total liabilities                                        227,968,995      227,615,148
                                                                   -------------    -------------

Stockholders' equity:
      Preferred stock $0.01 par value; authorized 5,000,000
         shares; none issued                                                  --               --
      Common stock $0.01 par value; authorized 20,000,000
         shares; 1,664,515 shares issued and outstanding                  16,645           16,645
      Additional paid-in capital                                      13,504,564       13,515,785
      Unearned ESOP shares                                              (407,118)        (407,118)
      Retained income, substantially restricted                       15,786,391       15,591,890
      Accumulated other comprehensive income (loss)                   (3,227,254)      (3,220,323)
                                                                   -------------    -------------
            Total stockholders' equity                                25,673,228       25,496,879
                                                                   -------------    -------------
            Total liabilities and stockholders' equity             $ 253,642,223      253,112,027
                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                          HARBOR FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

        Consolidated Statements of Income and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                    ---------------------
                                                                     2000            1999
                                                                     ----            ----
Interest income:
          Loans receivable                                       $ 3,359,713      2,989,641
          Mortgage-backed securities                                 185,397        230,525
          Investment securities                                    1,104,139      1,095,612
          Interest-earning deposits and other short-term
            investments                                               80,652         82,199
                                                                 -----------    -----------

                    Total interest income                          4,729,901      4,397,977
                                                                 -----------    -----------
Interest expense:
          Savings accounts:
                    Certificates                                   1,677,294      1,755,595
                    NOW and money market deposit accounts            222,716        231,268
                    Passbook and statement savings                   252,187        246,414
                                                                 -----------    -----------
                                                                   2,152,197      2,233,277
          Borrowed funds:
                    Federal Home Loan Bank advances                  486,213        127,653
                    Securities sold under agreements to
                      repurchase                                     231,115        218,791
                                                                 -----------    -----------
                                                                     717,328        346,444
                                                                 -----------    -----------
                    Total interest expense                         2,869,525      2,579,721
                                                                 -----------    -----------
                    Net interest income                            1,860,376      1,818,256
Provisions for losses on loans                                        35,000         15,000
                                                                 -----------    -----------
                    Net  interest  income after  provision
                      for losses on loans                          1,825,376      1,803,256
                                                                 -----------    -----------

Noninterest income:
          Loan fees and service charges                               12,668         91,772
          Other                                                       44,610         73,872
                                                                 -----------    -----------
                    Total noninterest income                          57,278        165,644
                                                                 -----------    -----------
Noninterest expense:
          Compensation and benefits                                  681,246        666,307
          Occupancy and equipment                                     79,815         95,885
          SAIF deposit insurance premiums                              9,442         20,988
          Advertising                                                 20,333         42,812
          Other                                                      390,881        273,778
                                                                 -----------    -----------
                    Total noninterest expense                      1,181,717      1,099,770
                                                                 -----------    -----------
                    Income before income taxes                       700,937        869,130
Income taxes                                                         290,050        358,800
                                                                 -----------    -----------
                              Net income                             410,887        510,330
Other comprehensive income (loss), net of tax:
          Unrealized holding loss on securities available-
          for-sale arising during the period                          (6,931)    (1,123,018)
                             Other comprehensive income (loss)   $   403,956       (612,688)
                                                                 ===========    ===========
Net income per share of common stock:
          Basic                                                  $       .25    $       .32
                                                                 -----------    -----------
          Diluted                                                $       .25    $       .31
                                                                 -----------    -----------

See accompanying notes to consolidated financial statements.

                          HARBOR FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                     ---------------------
                                                                                     2000            1999
                                                                                     ----            ----
Cash flows from operating activities
    Net income                                                                      $410,887        510,330
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation                                                              19,918         15,973
            Provision for losses on loans                                             35,000         15,000
            Amortization of premium on savings deposits                               95,346         95,346
            Noncash compensation under stock-based benefit plans                     115,000        111,815
            Loans originated for sale, net of repayments                              10,067        215,222
            Amortization of loan fees, premiums and discounts, net                   (24,057)        35,123
            Decrease in prepaid expenses and other assets                            463,313          7,781
            Increase (decrease) in accrued expenses and other liabilities            238,893        (78,356)
            Increase in federal and state income taxes payable                       289,759        345,470
            Increase in accrued interest receivable                                 (583,543)      (678,027)
            Loss on sale of investments in real estate                                   --           3,300
                                                                                 ----------     -----------
                        Net cash provided by operating activities                 1,070,583         598,977
                                                                                 ----------     -----------

Cash flows from investing activities:
    Purchase of investment securities available-for-sale                                 --      (3,700,000)
    Principal repayments of investment securities held-to-maturity                  179,507         290,547
    Principal repayments of investment securities available-for-sale                293,181       1,120,427
    Proceeds from sale of real estate owned                                          42,155         446,899
    Loan principal disbursements, net of repayments                                (480,594)     (4,043,810)
    Redemption of Federal Home Loan Bank Stock                                           --          95,800
    Decrease in investments in and advances to affiliated
        Corporation, net                                                                 --       2,525,000
                                                                                 ----------     -----------
                        Net cash provided by (used in) investing activities      $   34,249      (3,265,137)
                                                                                 ----------     -----------

                                                                                                (Continued)

                          HARBOR FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                     ---------------------
                                                                                     2000            1999
                                                                                     ----            ----
Cash flows from financing activities:
    Net increase (decrease) in savings accounts                                    $(6,660,408)      1,298,674
    Net increase (decrease) in borrowed funds                                        5,700,000      (1,245,000)
    Increase in advance payments by borrowers
        for taxes, insurance and ground rents                                          593,373         801,768
    Purchase of common stock for Stock Option Trust                                    (47,018)        (92,720)
    Exercise of stock options by Stock Option Trust                                     35,797          97,480
    Dividends paid                                                                    (216,386)       (217,947)
                                                                                   -----------     -----------
                Net cash provided by (used in) financing activities                   (594,642)        642,255
                                                                                   -----------     -----------
Net increase (decrease) in cash and cash equivalents                                   510,190      (2,023,905)

Cash and cash equivalents at beginning of period                                     2,032,197       4,161,054
                                                                                   -----------     -----------
Cash and cash equivalents at end of period                                         $ 2,542,387       2,137,149
                                                                                   ===========     ===========
Supplemental information - noncash investing activities:

    Unrealized holding gain loss on securities available-for-
        sale, net of tax                                                           $    (6,931)     (1,123,018)
                                                                                   ===========     ===========


See accompanying notes to consolidated financial statements.

                          HARBOR FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        Three Months Ended June 30, 2000
                                   (Unaudited)


Note 1 -- Business. The accompanying unaudited consolidated financial statements
          --------
include the accounts of Harbor Federal Bancorp, Inc. (the "Company") and wholly-owned subsidiaries, including Harbor Federal Savings Bank ("Harbor
Federal"). Harbor Federal provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks in Maryland. Harbor Federal is subject to competition from other financial institutions. Harbor Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those authorities.

Note  2 --  Basis  of  Presentation.  The  accompanying  unaudited  consolidated
            -----------------------
financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring adjustments), which in the opinion of management, are necessary for a fair presentation of the consolidated financial statements at and for the three months ended June 30, 2000 have been recorded.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2001.

Note 3 -- Principles of Consolidation.  The accompanying  unaudited consolidated
          ---------------------------
financial statements include the accounts of the Company, Harbor Federal and its wholly owned subsidiary, Harbor Service Corporation. All significant intercompany items have been eliminated.

Note 4 -- Retained Income. Harbor Federal is required to maintain certain levels
          ---------------
of regulatory capital. At June 30, 2000, Harbor Federal was in compliance with all regulatory capital requirements.

Note 5 -- Earnings per Common Share.  Information  related to the calculation of
          -------------------------
net income per share of common stock is summarized as follows for the three months ended June 30, 2000 and 1999:



                                                                     June 30, 2000                June 30, 1999
                                                                     -------------                -------------
                                                                 Basic         Diluted         Basic       Diluted
                                                                 -----         -------         -----       -------

Net Income                                                      $  410,887       410,887        $  510,330      510,330
Dividends on unvested common stock awards                               --            --            (2,045)      (1,555)
                                                                ----------     ---------        ----------    ---------
Adjusted net income used in EPS calculations                    $  410,887       410,887        $  508,285      508,775
                                                                ==========     =========        ==========    =========

Weighted average shares outstanding                              1,619,732     1,619,732         1,587,958    1,587,958
Dilutive securities:
         Options                                                        --        34,626                --       41,743
         Unvested common stock awards                                   --            --                --        3,771
                                                                ----------     ---------        ----------    ---------
Adjusted weighted-average shares used in EPS
          calculations                                           1,619,732     1,654,358         1,587,958    1,633,472
                                                                ==========     =========        ==========    =========

Note 6 -  Reclassification  of Prior Year's  Statements.  Certain amounts in the
          ---------------------------------------------
prior year financial statements have been reclassified to conform to the current year presentation.

                          HARBOR FEDERAL BANCORP, INC.
                                 AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



         The following discussion analyzes the financial condition of the Company at June 30, 2000 and the results of operations of the Company for the three months ended June 30, 2000 and 1999.

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

Financial Condition
-------------------

         Harbor Federal's total assets increased by $530,000 or 0.2% to $253.6 million at June 30, 2000 from $253.1 million at March 31, 2000. Loans receivable, net increased by $500,000 or 0.3% to $174.3 million at June 30, 2000 from $173.8 million at March 31, 2000. This increase was due in part to a greater demand for loans during the quarter. Savings accounts decreased by $6.6 million or 3.7% to $172.8 million at June 30, 2000 from $179.4 million at March 31, 2000. This was partially offset by an increase in borrowed funds of $5.7 million or 12.8% to $50.4 million from $44.7 million at March 31, 2000.

Results of Operations
---------------------

         The earnings of Harbor Federal depend primarily on its level of net interest income, which is the difference between interest earned on Harbor Federal's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities consisting of savings accounts and borrowed funds. Net income for the three months ended June 30, 2000 decreased $99,000 or 19.5% to $411,000 from $510,000 for the three months ended June 30, 1999. This decrease was primarily due to merger expenses of $156,000 net of income taxes of approximately $60,000.

         Interest Income. Total interest income increased by $332,000 or 7.5% to $4.7 million for the three months ended June 30, 2000 from $4.4 million for the three months ended June 30, 1999. This increase is explained by the changes stated in the following paragraphs.

         Interest income on loans receivable increased by $370,000 due to an increase in average loans receivable to $169.3 million for the quarter ended June 30, 2000 from $155.6 million for the quarter ended June 30, 1999 and to an increase in the average yield to 7.94% for the three months ended June 30, 2000 from 7.68% for the three months ended June 30, 1999. The increase in average loans receivable was primarily due to increased loan production over normal repayments. The higher average yield on mortgage loans reflects primarily an increase in interest rates on all types of mortgage loans.

         Interest income on investment securities increased by $9,000 due to an increase in average yield on those securities to 7.53% for the three months ended June 30, 2000 from 6.99% for the three months ended June 30, 1999, partially offset by a decrease in average investment securities to $58.6 million for the quarter ended June 30, 2000 from $62.7 million for the quarter ended June 30, 1999.

         Interest income on mortgage-backed securities decreased by $45,000 due to a decrease in average mortgage-backed securities to $11.2 million for the quarter ended June 30, 2000 from $13.4 million for the quarter ended June 30, 1999 and a reduction in the average yield on those securities to 6.61% for the three months ended June 30, 2000 from 6.89% for the three months ended June 30, 1999. The decrease in average mortgage-backed securities and the lower average yield on mortgage-backed securities reflects primarily the pay down of principal on higher rate mortgage pools.

         Interest Expense. Total interest expense increased by $290,000 or 11.2% to $2.9 million for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. The increase was attributable to an increase in average cost of deposits and borrowings to 5.20% for the three months ended June 30, 2000 from 4.92% for the three months ended June 30, 1999 and to an increase in average deposits and borrowings of $11.0 million or 5.2% to $220.6 million for the three months ended June 30, 2000 from $209.6 million for the three months ended June 30, 1999.

         Net Interest Income. Net interest income increased by $42,000 or 2.3% to $1.86 million for the three months ended June 30, 2000 from $1.82 million for the three months ended June 30, 1999 due to the above mentioned changes.

         Provision for Losses. The Company maintains an allowance for loan losses based on management's review and classification of the loan portfolio and analyses of borrowers' ability to pay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current economic conditions, the status of non-performing loans and regulatory reviews conducted in the regulatory examination process. There was a $35,000 provision for loan losses during the three months ended June 30, 2000 and a $15,000 provision for loan losses for the same period in 1999. Based on the results of management's review and analyses, it was concluded that the level of the allowance for losses on loans was adequate at June 30, 2000.

         Noninterest Income. Noninterest income decreased by $108,000 or 65.4% to $57,000 for the three months ended June 30, 2000 from $166,000 for the three months ended June 30, 1999. This was due primarily to the closing of Bank Street Mortgage Company in the fiscal second quarter of 1999.

         Noninterest Expense. Noninterest expense increased by $82,000 or 7.5% to $1.2 million the three months ended June 30, 2000, from $1.1 million for the three months ended June 30, 1999. This increase was due to merger expenses, primarily professional services, of $156,000.

         Unrealized Holding Loss on Securities Available-For-Sale. Unrealized holding loss on securities available-for-sale decreased by $1,116,000 to $7,000 for the three months ended June 30, 2000 from $1,123,000 for the three months ended June 30, 1999. This was due to changes in the fair value of the Company's investment portfolio available-for-sale, net of the tax benefit, due primarily to interest rate changes during the respective periods.

Liquidity and Capital Resources
-------------------------------

         Harbor Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Harbor Federal's liquidity ratio averaged 18.4% for the three months ended June 30, 2000. Harbor Federal adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. Harbor Federal also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

         During the three months ended June 30, 2000, Harbor Federal's cash and cash equivalents (cash and short-term investments with maturities less than 90 days) increased by $510,000.

         The Company had $1.3 million in outstanding loan commitments at June 30, 2000. Harbor Federal expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Company's needs.

Impact of Inflation and Changing Prices
---------------------------------------

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

New Accounting Standards
------------------------

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On the effective date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 does not apply retroactively. While the Company has not completed its analysis of SFAS No. 133 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial condition or results of operations of the Company.

Merger with Provident Bankshares Corporation
--------------------------------------------

         On May 3, 2000, the Company signed an agreement to be acquired by Provident Bankshare Corporation ("Provident"). The agreement provides for Provident to exchange 1.256 shares of its common stock for each outstanding share of the Bank's common stock. The merger is subject to approval by the Company's stockholders at a special meeting scheduled for August 16, 2000. The merger is also subject to certain other terms and conditions and regulatory approvals and is expected to be consummated in the third quarter of 2000.

PART II.        OTHER INFORMATION

                Item 1.  Legal Proceedings
                         -----------------

                         From time to time Harbor Federal is a party to various legal proceedings incident to its business. A lawsuit captioned Joyce Lancaster v. Harbor Federal --------------------------------- Savings Bank, Harbor
                         Federal       Bancorp,       Inc.       and      Robert
                         -----------------------------------------------------
                         A. Williams and Lawrence Williams was filed on May ------------------------------------ 23, 2000 in the
                         Circuit Court for Baltimore City, Maryland. The lawsuit which was filed by a former employee of the Bank alleges defamation of character, breach of contract and respondent superior and seeks $2.0 million in money damages for each count. The Company and the individual defendants have filed an answer to the complaint. The plaintiff subsequently requested that the civil action be stayed while she pursues administrative remedies. The Company and the Bank do not believe that there is any merit in the allegations.

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

                Item 3.  Defaults Upon Senior Securities
                         -------------------------------
                         None

                Item 4.  Submission of Matters to a Vote of Security Holders
                         ---------------------------------------------------
                         None

                Item 5.  Other Information
                         -----------------
                         None

                Item 6.  Exhibits and Reports on Form 8-K
                         --------------------------------

                         (a)  List of Exhibits

                                  27      Financial Data Schedule

                         (b)  Form 8-K

                                    The Company filed a report on Form 8-K dated
                                    May 3, 2000 to report that it had entered into an Agreement and Plan of Merger with Provident.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HARBOR FEDERAL BANCORP, INC.


Date:  August 4, 2000                         /s/ Robert A. Williams
                                              ---------------------------------
                                              Robert A. Williams
                                              President
                                              (Duly Authorized Representative)



Date:  August 4, 2000                          /s/ Norbert J. Luken
                                              ---------------------------------
                                              Norbert J. Luken
                                              Treasurer
                                              (Principal Financial Officer)